Form 10-Q
period 2002-09-30
AMERICA FIRST APARTMENT INVESTORS INC
filed 2002-11-14
CIK 1175167

AMERICA FIRST APARTMENT INVESTORS, INC.
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
Printable Version

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-90690

AMERICA FIRST APARTMENT INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Maryland 47-0858301
(State or other jurisdiction (IRS Employer
of incorporation or organization) Identification No.)

Suite 400, 1004 Farnam Street, Omaha, Nebraska 68102
(Address of principal executive offices) (Zip Code)

(402) 444-1630
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X NO

AMERICA FIRST APARTMENT INVESTORS, INC.

INDEX

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2002 (Unaudited) and April 30, 2002

Notes to Financial Statements (Unaudited)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 CONTROLS AND PROCEDURES

PART II OTHER INFORMATION

Item 2 Changes in Securities and Use of Proceeds

Item 4 Submission of Matters to a Vote of Security Holders

Item 6 Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

Part I. Financial Information

Item 1. Financial Statements

AMERICA FIRST APARTMENT INVESTORS, INC.

BALANCE SHEETS

1. Organization

America First Apartment Investors, Inc. (the "Company") was formed on March 29, 2002 under the Maryland General Corporation Law for the purpose of owning and operating multifamily apartment complexes. The Company will commence its business operations upon the completion of the Merger of America First Apartment Investors, L.P. (the "Partnership") with and into the Company. Upon consummation of the Merger, the Company will succeed to all of the assets, liabilities and business operations of the Partnership.

The Company has entered into a Merger Agreement with the Partnership, dated June 18, 2002 (the "Merger Agreement"). The Merger Agreement contains a number of conditions precedent to the Merger, including the receipt of the consent from a majority-in-interest of the limited partners of the Partnership. On November 11, 2002, the holders of a majority of the Partnership's limited partnership interests (known as BUCs) approved the Merger. Accordingly, the Company will begin business operations, as the successor-in-interest to the Partnership, on the effective date of the Merger. The results of such operations will be reflected in the reports filed by the Company with the SEC after such time.

The Company has been initially capitalized through the issuance of 100 shares of its common stock, par value $.01 per share, at $12.00 per share. On the effective date of the Merger, each outstanding BUC of the Partnership will be converted into one fully paid and nonassessable share of the common stock of the Company. 5,023,067 shares of common stock of the Company will be issued to BUC holders. In addition, 50,738 shares of the common stock of the Company will be issued to America First Capital Associates Limited Partnership Four in exchange for its general partnership interest in the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

America First Apartment Investors, Inc. (the "Company") was formed on March 29, 2002 under the Maryland General Corporation Law for the purpose of owning and operating multifamily apartment complexes. The Company will commence its business operations upon the completion of a Merger of America First Apartment Investors, L.P. (the "Partnership") with and into the Company. On November 11, 2002, the holders of a majority of the Partnership's limited partnership interests approved the Merger. On the effective date of the Merger, the Company will succeed to all of the assets, liabilities and business operations of the Partnership. The Partnership currently owns and operates 15 multifamily apartment complexes containing a total of 3,335 rental units and one commercial property. Financial and other information about the Partnership is contained in the reports filed by the Partnership with the Securities and Exchange Commission pursuant to Section 13 of the Securities and Exchange Act of 1934, as amended.

The Company has had no material business operations to date. The Company was initially capitalized by issuing 100 shares of its common stock, par value $.01 per share, at a purchase price of $12.00 per share to an affiliate of the Partnership. On the effective date of the Merger, the Company will issue an additional 5,073,805 shares of its common stock in exchange for the interests of the limited partners and general partner of the Partnership. The Company will commence business operations, as the successor-in-interest to the Partnership, on the effective date of the Merger.

After the Merger, the Company's business plan will be to continue to operate the multifamily apartment complexes it acquires from the Partnership in the Merger and to acquire additional multifamily apartment complexes. The Company intends to make an election to be treated as a real estate investment trust for federal income tax purposes.

The Company has entered into an advisory agreement with America First Apartment Advisory Corporation (the "Advisor") to manage the day-to-day operations and provide other management services to the Company. The Company will pay fees to the Advisor for these services and will reimburse the Advisor for expenses it incurs on behalf of the Company. The fees payable to the Advisor include an administrative fee that will be the same as the administrative fee paid by the Partnership to its general partner on real estate assets of up to $250 million. For real estate assets over $250 million, the amount of the administrative fee will be reduced in any year in which the Company does not generate funds from operations of at least $1.60 per share. The Company will also pay a property acquisition fee to the Advisor equal to 1.25% of the purchase price paid for additional apartment complexes that the Company may acquire. This property acquisition fee is the same as the property acquisition fee paid by the Partnership to its general partner. The Advisor is an affiliate of the general partner of the Partnership.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Because the Company has only been nominally capitalized and has not begun business operations, it is currently not exposed to any material market risks.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The disclosure controls and procedures of the Company are the same as those in place at the Partnership, America First Apartment Investors, L.P. The Partnership's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report (the "Evaluation Date"). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Partnership's current disclosure controls and procedures are effective, providing them with material information relating to the Partnership as required to be disclosed in the reports the Partnership files or submits under the Exchange Act on a timely basis.

(b) Changes in internal controls. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

On April 30, 2002, the Company issued 100 shares of its common stock to America First Companies L.L.C. for an aggregate purchase price of $1,200. These shares were issued in a private transaction which is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and the rules promulgated thereunder. Accordingly, these shares are restricted securities.

Item 4. Submission of Matters to a Vote of Security Holders

On June 18, 2002, the sole shareholder of the Company took action by written consent, in lieu of a meeting, to approve the proposed merger of the Company and America First Apartment Investors, L.P. and to approve the adoption of the Company's 2002 Stock Option Plan.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

2.1 Agreement and Plan of Merger, dated June 18, 2002, between the Company and America First Apartment Investors, L.P. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 (Commission File No. 333-90690) filed by the Company on June 18, 2002).

3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 (Commission File No. 333-90690) filed by America First Apartment Investors, Inc. on June 18, 2002).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form S-4 (Commission File No. 333-90690) filed by Company on August 1, 2002).

4.1 Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (Commission File No. 333-90690) filed by the Company on June 18, 2002).

10.1 Advisory Agreement, dated June 18, 2002, by and between the Company and America First Apartment Advisory Corporation (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4 (Commission File No. 333-90690) filed by the Company on June 18, 2002).

10.2 2002 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 (Commission File No. 333-90690) filed by the Company on June 18, 2002).

(b) Reports on Form 8-K

The Company did not file a report on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2002 AMERICA FIRST APARTMENT INVESTORS, INC.

By /s/ Mark A. Hiatt
Mark A. Hiatt,
Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

I, Lisa Y. Roskens, certify that:

1. I have reviewed this quarterly report on Form 10-Q of America First Apartment Investors, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods represented in this report.

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By /s/ Lisa Y. Roskens

Lisa Y. Roskens
Chief Executive Officer

CERTIFICATION

I, Mark A. Hiatt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of America First Apartment Investors, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this report.

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By /s/ Mark A. Hiatt

Mark A. Hiatt
Chief Financial Officer