Form 10-K
period 2002-12-31
AMERICA FIRST APARTMENT INVESTORS INC
filed 2003-03-25
CIK 1175167

AMERICA FIRST APARTMENT INVESTORS, INC.
FOR THE YEAR ENDED DECEMBER 31, 2002
Printable Version

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-49986

AMERICA FIRST APARTMENT INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Maryland 47-0858301
(State or other jurisdiction (IRS Employer
of incorporation or organization) Identification No.)

Suite 400, 1004 Farnam Street, Omaha, Nebraska 68102
(Address of principal executive offices) (Zip Code)

(402) 444-1630
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $.01 par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K Section 229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES NO X

The aggregate market value of the shares of the registrant's common stock held by non-affiliates based on the final sale price of the shares on the last business day of the registrant's most recently completed second fiscal quarter was $0.

As of March 14, 2003, there were 5,073,905 outstanding shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement pertaining to its May 21, 2003 Annual Shareholders Meeting are incorporated herein by reference into Part III.

TABLE OF CONTENTS

PART I

Item 1 . Business
Item 2 . Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for the Company's Common Equity and Related
Stockholder Matters
Item 6 . Selected Financial Data
Item 7 . Management's Discussion and Analysis of Financial Condition
and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8 . Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting
And Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Company
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions

Item 14. Controls and Procedures

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

PART I

Item 1. Business.

America First Apartment Investors, Inc. (the "Company") was formed on March 29, 2002 under the Maryland General Corporation Law for the purpose of owning and operating multifamily apartment complexes. The Company had no material business operations during 2002 and had only nominal assets, liabilities and equity at December 31, 2002. The Company commenced its business operations on January 1, 2003 upon the completion of a Merger of America First Apartment Investors, L.P. (the "Partnership") with and into the Company. As a result of the Merger, the Company assumed all of the assets and liabilities of the Partnership, including 15 multifamily apartment complexes and one office/warehouse facility. Accordingly, the Company has assumed the business operations of the Partnership as a successor-in-interest.

As of December 31, 2002, the Company's capitalization consisted of 100 shares of its common stock, par value $.01 per share, that were issued at $12.00 per share to an affiliate of the Partnership. As a result of the Merger, the Company issued 5,073,805 shares of its common stock in exchange for the interests of the general and limited partners of the Partnership. The common stock of the Company is listed on NASDAQ under the symbol "APRO" and began public trading on January 2, 2003.

The Company will elect to be treated as a Real Estate Investment Trust ("REIT") for federal income tax purposes. As a REIT, the Company will generally not be subject to federal income taxes on distributed income. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of it's ordinary taxable income to shareholders. It is the Company's current intention to adhere to theses requirements and maintain REIT status.

The Company is an externally-managed REIT and has entered into an agreement with America First Apartment Advisory Corporation (the "Advisor") under which the Advisor manages the day to day operations and provides other management services to the Company under the supervision of the Company's Board of Directors. The Advisor also acts as a consultant with respect to investments and policy decisions and provides the Company with its executive and administrative personnel and services. The Company has no employees of its own. The Company pays an administrative fee to the Advisor for the services it provides under the Advisory Agreement. This administrative fee is paid monthly and is equal to 0.60% per annum of the sum of: (i) the original principal amount of certain tax-exempt bonds that were issued to finance certain apartment properties that were acquired by the Company's predecessors in foreclosure; and (ii) the gross purchase price of any other apartment properties that the Company acquired in the Merger or may purchase after the Merger. However, the amount of the administrative fee paid to the Advisor will be reduced to 0.50% per annum of these amounts in excess of $250,000,000 for any calendar year in which the Company generates funds from operations of less than $1.60 per average share outstanding. The Advisor may also receive a separate fee in connection with the identification, evaluation and acquisition of additional multifamily apartment properties that the Company acquires. This acquisition fee will be equal to 1.25% of the gross purchase price paid for additional apartment properties, and will be payable at the closing of an acquisition. The Company will also reimburse the Advisor and its affiliates for certain out-of-pocket expenses that it incurs in connection with the carrying out of the Company's business activities.

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases are available free of charge at www.am1st.com as soon as reasonably practical after they are filed with the SEC. Follow the links to Real Estate Funds and America First Apartment Investors, Inc. Financial and other information about the Partnership for all periods prior to the Merger is contained in the reports filed by the Partnership with the Securities and Exchange Commission pursuant to Section 13 of the Securities and Exchange Act of 1934. These reports are also available on the America First website.

Business Strategies and Policies

The Company will seek to increase its funds from operations and dividends through the effective management of its existing properties and through the acquisition of additional multifamily apartment properties. The Company's business strategies are to: (i) maintain high occupancy and increase rental rates through effective leasing, reducing turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) manage operating expenses and achieve cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; (iii) emphasize regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas; and (iv) continue to expand the number of properties in its portfolio.

The Company intends to acquire additional multifamily properties. In general, the Company will focus its acquisition efforts on established multifamily properties in stable markets. In particular, the Company will seek out properties that it believes have the potential for increased revenues through more effective management. In connection with each potential property acquisition, the Company will review a number of factors, including: (i) the location of the property; (ii) the construction quality, condition and design of the property; (iii) the current and projected cash flow generated by the property and the potential to increase cash flow through more effective management; (iv) the potential for capital appreciation of the property; (v) the potential for rental rate increases; (vi) the economic situation in the community in which the property is located and the potential changes thereto; (vii) the occupancy and rental rates at competing properties; and (viii) the potential for liquidity through financing or refinancing of the property or the ultimate sale of the property. The Company does not have any limitations on the percentage of its assets which may be invested in any one property or on the number of properties that it owns within any particular geographic market. While the Company did acquire the office/warehouse facility from the Partnership, it does not expect to acquire any additional properties of this type.

The Company has the authority to finance the acquisition of additional real estate in a variety of manners, including raising additional equity capital. These may be shares of common stock or shares of one or more classes or preferred stock. Shares of preferred stock, if any, would have rights and privileges different from the Company's common stock, which may include preferential rights to receive dividends. At this time, the Company has not authorized any shares of preferred stock and has no plans to do so. If the Company decides to sell additional shares of its capital stock, it may do so in a number of different manners, including: (i) a rights offering directly to existing stockholders; (ii) an underwritten public offering; or (iii) in a private placement negotiated with a small number of investors. The Company may also issue shares of its capital stock to the owners of multifamily apartment complexes that it acquires as full or partial payment for these properties.

In addition, the Company has the authority to borrow funds to finance the acquisition of additional real estate assets. Borrowings to acquire additional properties would generally be in the form of taxable or tax-exempt mortgage loans secured by the acquired properties. The Company does not have any limitations on the number or amount of mortgages which may be placed on any one property. In addition, the Company many sell existing properties and reinvest the net proceeds from a sale in additional properties.

Upon completion of the Merger with the Partnership, the Company assumed the Partnership's outstanding mortgage indebtedness of approximately $82.9 million. Of this total mortgage debt, approximately $65.2 million is tax-exempt mortgage debt. Properties financed by tax-exempt mortgage debt are subject to numerous restrictive covenants, including a requirement that a percentage of the apartment units in each such property be occupied by residents whose income does not exceed a percentage of the median income for the area in which the property is located. These covenants generally remain in effect for up to 15 years after the issuance of the tax-exempt bonds. Because of these restrictions, it is possible that the rents charged by these properties may be lowered, or rent increases foregone, in order to attract enough residents meeting the income requirements. In the event that such requirements are not met, interest on mortgage debt could become subject to federal and state income tax, which would result in either an increase in the interest rate paid by the property owner or an early termination of the loan that would force the property owner to obtain alternative financing. Alternative financing, if available, would generally be expected to be provided by taxable borrowings and, therefore, may be at higher interest rates than the original tax-exempt mortgage loan on the property. If alternative financing were not available, the property owner may be forced to sell the property or could lose the property in foreclosure.

The Company may also invest in real estate mortgages, securities or interests in entities primarily engaged in real estate activities and investments in other securities. The Company may decide to invest available cash in other securities to increase the return on available cash given the low interest rates currently earned on cash equivalents, but must do so in compliance with REIT requirements.

Competition

In each city in which the Company's properties are located, these properties compete with a substantial number of other apartment complexes. Apartment complexes also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. The Company's properties also compete by emphasizing property location, condition and amenities.

Environmental Matters

The Company believes that each of its properties is in compliance in all material respects with federal, state and local regulations regarding hazardous waste and other environmental matters, and the Company is not aware of any environmental contamination at any of its properties that would require material capital expenditure by the Company for remediation.

Segment Information

The Company defines each of its multifamily apartment properties as an individual operating segment. It has also determined that all multifamily properties have similar economic characteristics and also meet the other criteria which permit the multifamily properties to be aggregated into one reportable segment, that being the acquiring, holding operating and selling of multifamily apartment properties. The Company's chief operating decision-makers assess and measure segment operating results based on a performance measure referred to as net operating income at the individual operating segment. Net operating income for each multifamily apartment property represents its net rental revenues less its real estate operating expenses. The Company's commercial property is defined as a separate individual operating segment.

Risk Factors

The financial condition and result of operations of the Company will be affected by various factors, many of which are beyond the Company's control. These include the following:

The Company's financial results are substantially dependent upon the performance of its multifamily housing.

The performance of the Company's multifamily housing is affected by a number of factors including general and local economic conditions, the relative supply of apartments and other homes in the market area, interest rates on single family mortgages and the effect on home buying, the need for and costs of repairs and maintenance of the properties, government regulations and the cost of complying with them, property tax rates imposed by local taxing authorities, utility rates and property insurance rates. If interest rates on single-family mortgages continue to decline, it could further increase home buying and continue to reduce the number of quality tenants available. As a result, the amount of cash available for distribution to the Company's shareholders could decrease and the market price of the Company's common stock could decline.

The Company is subject to the risk normally associated with debt financing.

The Company is subject to the risks normally associated with debt financing, including the risk that cash flow may not be sufficient to meet required payments of principal and interest. The terms of the Company's bonds and mortgages payable require that only a small portion of the principal of its debt will be repaid prior to maturity. Therefore, the Company is likely to need to refinance at least a portion of the outstanding debt as it matures. There is a risk that the terms of the refinancing will not be as favorable as the existing debt. The Company's ability to pay dividends to its shareholders will be subordinate to the payment of debt service on its borrowings.

Real estate financed with tax-exempt debt is subject to certain restrictions.

The Company has and may in the future use tax-exempt financing to finance the acquisition of multifamily properties. While this type of financing generally offers lower interest rates than conventional financing, it subject the financed property to certain restrictive covenants, including a requirement that a percentage of the apartment units in each property be occupied by residents whose income does not exceed a percentage of the median income for the area I which the property is located. It is possible that such covenants may cause the rents charged by these properties to be lowered, or rent increased foregone, in order to attract enough residents meeting the income requirements. In the event the Company does not comply with these restriction, the interest on the bonds could become subject to federal and state income tax, which would result in either an increase in the interest rate on the bonds or an early redemption of these bonds that would force the Company to obtain alternative financing or sell the property financed by the bond.

Fluctuating interest rates may affect the Company's earnings.

The Company's variable rate mortgages payable bear interest at short term variable rates. The short term rate on the variable rate mortgages payable is an index rate which is reset weekly. Increases in the short term interest rates would increase interest expense on such borrowings.

If interest rates increase, the Company will have to pay more interest on this debt, but would not necessarily be able to increase rental income from its multifamily properties. Therefore, an increase in interest rates may reduce the Company's earning and this may reduce the amount of funds available for distribution to the Company's shareholders and the market price of its common stock.

The Company's multifamily properties may be illiquid and their value may decrease.

The Company's investments in multifamily properties are relatively illiquid. The ability to sell these assets, and the price received upon sale are affected by a number of factors including the number of potential and interest buyers, the number of competing properties on the market in the area and a number of other market conditions. As a result, the Company could incur a loss if it were to sell one of its multifamily properties.

The Company is subject to other risks.

The Company has the authority to issue additional equity. These may be shares of common stock or shares of one or more classes or preferred stock. Shares of preferred stock, if any, would have rights and privileges different from the Company's common stock, which may include preferential rights to receive dividends. The issuance of additional common stock or other forms of equity could cause dilution of the existing shares of common stock and a decrease in the market price of the common stock.

In order to maintain its status as a REIT, the Company must comply with a number of requirements. Furthermore, Congress and the IRS could make changes to the tax laws and regulations and the courts might issue new rulings that would make it impossible or difficult for the Company to remain qualified as a REIT. If the Company fails to qualify as a REIT, its net income would be subject to federal income tax at regular corporate rates.

Item 2. Properties

At December 31, 2002, the Company did not own or lease any real estate properties. As a result of the Merger with the Partnership on January 1, 2003, the Company acquired all of the assets and liabilities of the Partnership, including fifteen multifamily residential properties and one office/warehouse facility having a book value of $119,490,678, further described as follows:

(1) Represents square feet

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2002, to a vote of the Company's security holders.

Executive Officers of the Company

The Company's executive officers are as follows:

Name	Position Held	Position Held Since
Lisa Y. Roskens	President and Chief Executive Officer	2002
Mark A. Hiatt	Chief Financial Officer, Secretary and Treasurer	2002

Lisa Y. Roskens, 36, is Chief Executive Officer and President of the Company. Ms. Roskens serves in similar capacities with America First Companies L.L.C., which controls the Advisor. From 1999 to 2000, Ms. Roskens was Managing Director of Twin Compass, LLC. From 1997 to 1999, Ms. Roskens was employed by Inacom Corporation, where she held the position of Director of Business Development and Director of Field Services Development. From 1995 to 1997, Ms. Roskens served as Finance Director for the U.S. Senate campaign of Senator Charles Hagel of Nebraska. From 1992 to 1995, Ms. Roskens was an attorney with the Kutak Rock law firm in Omaha, Nebraska, specializing in commercial litigation. Ms. Roskens is the daughter of Michael B. Yanney, a director and Chairman of the Company.

Mark A. Hiatt, 43, is Chief Financial Officer, Secretary and Treasurer of the Company. Mr. Hiatt serves in similar capacities with America First Companies L.L.C., which controls the Advisor. From 1992 to 2001, he was the Chief Operating Officer for America First Properties Management Company, L.L.C., an America First Companies L.L.C. subsidiary engaged in the management of multifamily and commercial real estate. Mr. Hiatt was an Asset Manager for America First Companies, L.L.C. from 1989 to 1992 and a fund accountant from 1987 to 1989. From 1984 to 1987 he was Director of Finance for J.L. Brandeis & Sons, an Omaha-based department store chain. From 1982 to 1984 he was a senior accountant with Arthur Andersen & Co. Mr. Hiatt is a Certified Public Accountant.

PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters.

(a) Market Information. The common stock of the Company is listed on the Nasdaq National Market under the symbol "APRO." Public trading of the Company's common stock did not begin until January 2, 2003. Accordingly, there is no sale price information for any period prior to that date.

(b) Shareholders. The approximate number of common stock holders on March 14, 2003, was 2,265.

(c) Dividends. The Company did not pay any dividends on its common stock in 2002 since it did not begin business operations until January 1, 2003. The Company expects to declare dividends quarterly. The Company's distribution policy will be subject to revision by, and all distributions it pays will be at the discretion of, its board of directors. However, the amount of dividend distributions the Company actually is able to pay will be affected by a number of factors, including the amount of cash it has available for distribution, its financial condition and capital requirements, the annual distribution requirements under applicable REIT tax law provisions and other factors that its directors deem relevant. On February 5, 2003, the Company declared a first quarter dividend of $.25 per share payable to shareholders on April 30, 2003.

Item 6. Selected Financial Data.

The Company did not begin operations until January 1, 2003, therefore no selected financial data is presented in this filing.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company was formed for the purpose of owning and operating multifamily apartment properties. The Company commenced its business operations on January 1, 2003 upon the completion of a Merger of America First Apartment Investors, L.P. (the "Partnership") with the Company. As a result of this merger the Company acquired all of the assets and liabilities of the Partnership, including 15 multifamily apartment complexes and one office/warehouse facility. Accordingly, the Company has assumed the business operations of the Partnership as a successor-in-interest.

The Company's future operating results will depend primarily on the net operating income generated by its apartment properties. This, in turn, will depend on the rental and occupancy rates of the properties and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. Several factors influence this, including local and national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

Critical Accounting Policies

The Company defines its critical accounting policies as those which entail judgment and estimation in their application and considers the adequacy of the Merger disclosure to be its only critical accounting policy at December 31, 2002.

Prior to the effective date of the Merger on January 1, 2003, the Company had no business operations and insignificant assets, liabilities and equity with the Merger serving as its only significant transaction to date. Therefore, in preparation of its financial statements, the adequacy of the disclosures regarding the Merger are critical to the readers' understanding of the Company. The Company believes it has adequately described the Merger in its financial statements, however such adequacy is subject to a degree of judgment.

Results of Operations

The Company did not commence operations until the Merger with the Partnership was completed on January 1, 2003. Therefore no income, expenses or net income were generated prior to that date.

Liquidity and Capital Resources

The Company's short-term liquidity needs include the payment of operating expenses, current debt service requirements and dividends to shareholders. While each of the current properties is subject to on-going maintenance and periodically may undergo capital improvement projects, the Company has no major renovation, improvement or development activities planned or occurring for any of its properties. Future dividends to shareholders of the Company will depend on the amount of net operating income and interest income earned by the Company and the amount of undistributed cash. The Company anticipates that cash-on-hand and cash provided by operating and investing activities will be sufficient to meet its anticipated short-term liquidity requirements, including regular dividends to shareholders. The Company currently does not anticipate entering into short-term and long-term arrangements for purposes of paying expenses and paying dividends. However, the Company has the authority to enter into such arrangements. The Company also has the authority to issue additional shares of common stock to raise additional capital.

The Company's long-term liquidity requirements consist of funding acquisitions of additional real estate assets and the repayment of maturing mortgage debt secured by its real estate assets. The Company expects to finance property acquisitions through the issuance of additional equity or the assumption or creation of debt on the acquired properties and cash flow. The Company does not anticipate that any additional properties will be acquired using 100% debt financing. The Company is authorized to issue additional shares in order to raise additional equity capital to meet either short-term or long-term liquidity requirements.

As a result of the Merger with the Partnership, the Company acquired debt obligations under twelve financing arrangements that had an aggregate principal balance outstanding at December 31, 2002 of approximately $82,900,000. These debt obligations consisted of ten tax-exempt mortgage bonds with an aggregate principal balance outstanding of approximately $65,200,000 and two mortgage notes payable with a combined principal amount outstanding of approximately $17,700,000. Six of the debt obligations which total approximately $36,400,000 require monthly, semiannual or annual payments of principal and interest while six bonds with an aggregate principal amount of approximately $46,500,000 require only semiannual payments of interest. Maturity dates range from July 2004 to March 2022. Approximately 87% of the financing arrangements are fixed-rate obligations bearing a weighted average interest rate of 5.65% per annum at December 31, 2002. The remaining 13% of the financing arrangements are variable-rate obligations that had a weighted average interest rate of 2.03% at December 31, 2002. Each financing arrangement is a "non-recourse" obligation that is secured by a first mortgage or deed of trust on one or two of the Company's apartment complexes. Principal and interest payments on debt obligations are made solely from the net cash flow and/or net sale or refinancing proceeds of the mortgaged properties.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 143, "Accounting for Asset Retirement Obligations". FAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company must also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends FAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of FAS No. 145 is not expected to have a material effect on the Company's financial statements.

In June 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". FAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of FAS No. 146 is not expected to have a material effect on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements.  The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first interim or annual reporting period beginning after June 15, 2003.  The application of this Interpretation is not expected to have a material effect on the Company's financial statements.  The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Inflation

Substantially all leases at the Company's properties will be for a term of one year or less, which may enable it to seek increased rents upon renewal of existing leases or commencement of new leases in times of rising prices. The short-term nature of these leases generally serves to lessen the impact of cost increases arising from inflation.

Forward Looking Statements

This report contains forward looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Company's and Partnership's performances and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the real estate investments it has acquired (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), constitute forward-looking statements. Shareholders and others should understand that these forward looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward looking statements contained herein. These factors include local and national economic conditions, the amount of new construction, interest rates on single-family home mortgages, government regulation, price inflation, the level of real estate and other taxes imposed on the properties, labor problems and natural disasters.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company had no material business operations during 2002, and only nominal assets, liabilities and equity until January 1, 2003 when it became the successor in interest to the Partnership. Therefore, the Company's market risks at January 1, 2003 are those that it assumed from the Partnership, as further described below.

The Company's primary market risk exposure will be interest rate risk. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control.

The Company's exposure to market risk for changes in interest rates relates primarily to the long-term borrowings used to finance its real estate portfolio. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company will borrow primarily at fixed rates and may enter into derivative financial instruments, such as interest rate swaps, in order to mitigate its interest rate risk on the fixed-rate borrowings. The Company will not enter into derivative instrument transactions for speculative purposes.

At December 31, 2002, approximately 87% of the Partnership's long-term borrowings consisted of fixed-rate financing. The remaining 13% consisted of variable-rate financing obtained through interest rate swap transactions. The Company does not have any short-term financing. Variations in interest rates will affect the Company's cost of borrowing on its variable-rate financing. The interest rates payable by the Company on these obligations increase or decrease with certain index interest rates. If the Company's borrowing costs increase, the amount of cash available to pay dividends to shareholders may decrease.

The table below presents information about the Company's financial instruments that are sensitive to changes in interest rates, including principal amounts and weighted average interest rates by year of maturity for all borrowings:

The estimated aggregate fair value of the Partnership's borrowings was $87,206,171 at December 31, 2002 and the estimated fair value of the swap agreements was $22,674 at December 31, 2002.

The $15,600,000 variable to fixed rate swap was entered into on top of and to mitigate the variable rate risk of the $15,600,000 fixed to variable swap. It effectively fixes the interest rate on $15,600,000 of bonds payable at 4.5% through 2004.

As the table above incorporates only those exposures that existed as of December 31, 2002, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's risk mitigating strategies at that time and interest rates.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements of the Company are set forth in Item 15 hereof and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with the Company's independent accountants on accounting principles and practices or financial disclosure during the fiscal year ended December 31, 2002.

PART III

Item 10. Directors and Executive Officers of the Company.

The information about Directors required to be furnished pursuant to this Item 10 is incorporated by reference to the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2002 (the "Proxy Statement") under the heading "Election of Directors." Information about the executive officers of the Company is shown under Item 4 of this filing.

Section 16(a) Beneficial Ownership Reporting Compliance

The information regarding compliance with the beneficial ownership reporting rules required to be furnished pursuant to this Item 10 is incorporated by reference to the proxy statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance".

Item 11. Executive Compensation.

The information required to be furnished pursuant to this Item 11 is incorporated by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required to be furnished pursuant to this Item 12 is incorporated by reference to the Proxy Statement under the heading "Ownership of Our Common Stock by Our Directors and Officers and Principal Stockholders."

Item 13. Certain Relationships and Related Transactions.

The information required to be furnished pursuant to this Item 13 is incorporated by reference to the Proxy Statement under the heading "Certain Relationships and Related Transactions."

Item 14. Controls and Procedures

(a) The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the date within ninety days before the filing date of this annual report (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

    Financial Statements of the Company. The following financial statements of the Company are included in response to Item 8 of this report:

Independent Auditors' Report.

Balance Sheet of the Company as of December 31, 2002.

Statement of Shareholders' Equity for the period from formation (March 29, 2002) to December 31, 2002.

Notes to Financial Statements of the Company.

3. Exhibits. The following exhibits were filed as required by Item 14(c) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

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

24. Power of Attorney.

(b) Reports on Form 8-K

A report on Form 8-K was filed by the Company on November 11, 2002 under Item 5, reporting that the BUC holders of the America First Apartment Investors, L.P. voted to merge with the Company.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder
America First Apartment Investors, Inc.:

We have audited the accompanying balance sheet of America First Apartment Investors, Inc. as of December 31, 2002, and the related statement of shareholders' equity for the period from formation (March 29, 2002) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Apartment Investors, Inc. at December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

On January 1, 2003, the Company completed a merger with America First Apartment Investors, L.P. as further described in Note 1 to the financial statements.

Omaha, Nebraska
March 7, 2003 /s/KPMG LLP

AMERICA FIRST APARTMENT INVESTORS, INC.
BALANCE SHEET

AMERICA FIRST APARTMENT INVESTORS, INC.
STATEMENT OF SHAREHOLDERS EQUITY
FOR THE PERIOD FROM FORMATION (MARCH 29, 2002) TO DECEMBER 31, 2002

The accompanying notes are an integral part of the financial statements.

1. Organization

America First Apartment Investors, Inc. (the "Company") was formed on March 29, 2002 under the Maryland General Corporation Law for the purpose of owning and operating multifamily apartment complexes. The Company had no material business operations during 2002 and had only nominal assets, liabilities and equity at December 31, 2002. The Company commenced its business operations on January 1, 2003 upon the completion of a Merger (the "Merger") of America First Apartment Investors, L.P. (the "Partnership") with and into the Company. As a result of the Merger, the Company acquired all of the assets and liabilities of the Partnership, including 15 multifamily apartment complexes and one office/warehouse facility. Accordingly, the Company has assumed the business operations of the Partnership as successor-in-interest.

As of December 31, 2002, the Company's capitalization consisted of 100 shares of its common stock, par value $.01 per share, that were issued at $12.00 per share to an affiliate of the Partnership. As a result of the Merger, the Company issued 5,073,805 shares of its common stock in exchange for the interests of the general and limited partners of the Partnership. The common stock the Company is listed on Nasdaq National Market under the symbol "APRO," and began public trading on January 2, 2003.

The Company will elect to be treated as a Real Estate Investment Trust ("REIT") for federal income tax purposes. As a REIT, the Company will generally not be subject to federal income taxes on distributed income. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of it's ordinary taxable income to shareholders. It is the Company's current intention to adhere to theses requirements and maintain REIT status.

2. Summary of Significant Accounting Policies

A) Financial Statement Presentation

The financial statements include the accounts of the Company.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B) Income Taxes

The Company intends to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT generally will not be subject to Federal income taxes on the portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. The Company did not generate any net income, any taxable income, or pay or declare any dividends as it did not commence operations until January 1, 2003.

On February 5, 2003, the Company announced a first quarter dividend of $.25 per common share payable on April 30, 2003 to shareholders of record on March 31, 2003.

3. Shareholder's Equity

On March 29, 2002, 100 shares of common stock, par value $.01, were issued at a price of $12 per share to an affiliate of the Partnership in connection with the initial capitalization of the Company.

4. Advisory Agreement

The Company has entered into an Advisory Agreement with America First Apartment Advisory Corporation (the "Advisor") to manage the day to day operations and provide other management services to the Company. The Company will pay fees to the Advisor for these services and will reimburse the Advisor and its affiliates for expenses it incurs on behalf of the Company. This agreement goes into effect on the date of the Merger with the Partnership, January 1, 2003, and includes the following provisions: (i) the Advisor will administer the day-to-day operations of the Company; (ii) the Advisor will act as the authorized agent on behalf of the Company in connection with the identification, evaluation, purchase, financing, operation and disposition of real estate assets; (iii) the Advisor will provide the executive and administrative personnel and services required for the operation of the Company; (iv) the maintenance of the financial records and the financial reporting of the Company will be performed by the Advisor; and (v) the Advisor will monitor and provide information to the Board of Directors on an on-going basis.

In connection with these services, the Company will pay an administrative fee to the Advisor. This administrative fee is paid monthly and is equal to 0.60% per annum of the sum of: (i) the original principal amount of certain tax-exempt bonds that were issued to finance certain apartment properties that were acquired by the Company's predecessors in foreclosure; and (ii) the gross purchase price of any other apartment properties that the Company acquired in the Merger or may purchase after the Merger. However, the amount of the administrative fee paid to the Advisor will be reduced to 0.50% per annum of these amounts in excess of $250,000,000 for any calendar year in which the Company generates funds from operations of less than $1.60 per average share outstanding.

The Advisor is also entitled to a property acquisition fee in connection with the identification, evaluation and acquisition of real estate assets in the amount of 1.25% of the gross purchase price paid by the Company for such real estate assets.

The Advisor is an affiliate of the general partner of the Partnership.

An affiliate of the Advisor will provide property management services for the multifamily properties acquired by the Company. The fees for services provided represent the lower of: (i) costs incurred in providing management of the property; or (ii) customary fees for such services determined on a competitive basis.

5. Stock Option Plan

The Company adopted a Stock Option Plan (the "Plan") on April 1, 2002 to permit awards of equity based compensation to those providing services to the Company. The Plan is administered by the Compensation Committee of the Board of Directors. The Plan allows for the granting of options to purchase an aggregate of up to 750,000 shares of the Company's common stock. The Plan authorizes the Board of Directors and its Compensation Committee to grant Incentive Stock Options ("ISOs"), non-qualified stock options ("NQSOs"), and dividend equivalent rights ("DERs") to eligible persons. The exercise price for options granted under the Plan shall not be less than the fair market value of the Company's common stock on the date of the grant. Options granted under the Plan expire 10 years from the effective date of the Plan.

No equity-based awards were granted under the Plan in 2002. On February 4, 2003, the Board of Directors and its Compensation Committee granted NQSOs to acquire a total of 40,000 shares of common stock to the Company's four non-employee Directors, at an exercise price of $8.73. The options vest 25% on the grant date and 25% on each of the next three anniversaries of the grant date. On the same date, the Board of Directors and its Compensation Committee also granted a total of 40,000 DERs to the Company's four non-employee directors, which vest 25% on the grant date and 25% on each of the next three anniversaries of the grant date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 2003 AMERICA FIRST APARTMENT INVESTORS, INC.

By /s/ Lisa Y. Roskens

Lisa Y. Roskens

President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Date: March 25, 2003 By /s/ Michael B. Yanney*
Michael B. Yanney,
Chairman of the Board and Director

Date: March 25, 2003 By /s/ Lisa Y. Roskens
Lisa Y. Roskens, Chief Executive Officer, President
and Director

Date: March 25, 2003 By /s/ Mark A. Hiatt
Mark A. Hiatt, Chief Financial Officer, Vice

President, Treasurer and Secretary

Date: March 25, 2003 By /s/ George V. Janzen*
George V. Janzen, Director

Date: March 25, 2003 By /s/ George H. Krauss*
George H. Krauss, Director

Date: March 25, 2003 By /s/ Gregor Medinger*
Gregor Medinger, Director

Date: March 25, 2003 By /s/ John Miller*
John Miller, Director

Date: March 25, 2003 By /s/ Steven W. Seline*
Steven W. Seline, Director

*By Mark A. Hiatt Attorney in Fact

/s/ Mark A. Hiatt
Mark A. Hiatt

CERTIFICATION

I, Lisa Y. Roskens, certify that:

1. I have reviewed this annual report on Form 10-K of America First Apartment Investors, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods represented in this report.

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

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

6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

By /s/ Lisa Y. Roskens

Lisa Y. Roskens
Chief Executive Officer

America First Apartment Investors, Inc.

CERTIFICATION

I, Mark A. Hiatt, certify that:

1. I have reviewed this annual report on Form 10-K of America First Apartment Investors, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this report.

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

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

6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

By /s/ Mark A. Hiatt

Mark A. Hiatt
Chief Financial Officer

America First Apartment Investors, Inc.

EXHIBIT 24

POWER OF ATTORNEY

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2002, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, Inc.

America First Apartment Investors, L.P.

America First Real Estate Investment Partners, L.P.

America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 14th day of February, 2003.

/s/ Michael B. Yanney
Michael B. Yanney

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2002, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, Inc.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 2nd day of February, 2003.

/s/ George V. Janzen
George V. Janzen

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2002, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, Inc.

America First Apartment Investors, L.P.

America First Real Estate Investment Partners, L.P.

America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 11th day of February, 2003.

/s/ George H. Krauss
George H. Krauss

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2002, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, Inc.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 10th day of February, 2003.

/s/ Gregor Medinger
Gregor Medinger

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2002, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, Inc.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 26th day of February, 2003.

/s/ John Miller
John Miller

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2002, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, Inc.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 4th day of February, 2003.

/s/ Steven W. Seline
Steven W. Seline