Form 10-Q
period 2003-03-31
AMERICA FIRST APARTMENT INVESTORS INC
filed 2003-05-12
CIK 1175167

AMERICA FIRST APARTMENT INVESTORS, INC.
FOR THE QUARTER ENDED MARCH 31, 2003
Printable Version
23: 25:

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

YES X NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES NO X

As of March 14, 2003, there were 5,073,905 outstanding shares of the registrant's common stock.

AMERICA FIRST APARTMENT INVESTORS, INC.

INDEX

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002

Consolidated Statements of Income and Comprehensive Income for the three months ended March 31,

2003 and 2002 (Unaudited)

Consolidated Statement of Shareholders Equity for the three months ended March 31, 2003 (Unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002

(Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 CONTROLS AND PROCEDURES

PART II OTHER INFORMATION

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

CERTIFICATIONS

Part I. Financial Information

Item 1. Financial Statements

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(UNAUDITED)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

1. Organization and Basis of Presentation

America First Apartment Investors, Inc. (the "Company") was formed on March 29, 2002 under the Maryland General Corporation Law for the purpose of owning and operating multifamily apartment complexes. The Company commenced its business operations upon the completion of the Merger of America First Apartment Investors, L.P. (the "Partnership") with and into the Company. Upon consummation of the Merger, which became effective January 1, 2003, the Company assumed all of the assets, liabilities and business operations of the Partnership. The Company owns and operates 15 multifamily apartment complexes containing a total of 3,335 rental units and one commercial property.

The Company was capitalized through the issuance of 100 shares of its common stock, par value $.01 per share, at a price of $12.00 per share to an affiliate of the Partnership. As a result of the Merger, each outstanding Beneficial Unit Certificate ("BUC") of the Partnership was converted into one share of common stock, $.01 par value, of the Company, for a total of 5,023,067 shares of the common stock the Company issued to BUC holders. In addition, 50,738 shares of common stock of the Company were issued to America First Capital Associates LP Four in exchange for its general partner interest of the Partnership. Accordingly, the Company began business operations, as the successor-in-interest to the Partnership, on January 1, 2003. Effective January 2, 2003, the common stock of the Company was listed on NASDAQ under the symbol APRO. The transaction was accounted for as a reverse merger whereby the Partnership is the accounting acquirer, and all assets and liabilities were carried over at the Partnership's carrying value. The accompanying financial results as of December 31, 2002 and for all periods presented prior to the Merger are those of the Partnership.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's and Partnership's Annual Reports on Form 10-K for the year ended December 31, 2002. Certain amounts from prior periods have been reclassified to conform to the current period presentation. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2003, and the results of operations for all periods presented have been made. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company has elected to be treated as a Real Estate Investment Trust ("REIT") for tax purposes. As a REIT, the Company will generally not be subject to federal income taxes on distributed income. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of the REIT's ordinary taxable income to shareholders. It is the Company's current intention to adhere to these requirements and maintain its REIT status.

2. Restricted Cash

Restricted cash and cash equivalents, which is legally restricted to use, is comprised of resident security deposits, required maintenance reserves and escrowed funds.

3. Segment Reporting

The Company defines each of its multifamily apartment properties as an individual operating segment. It has also determined that all multifamily properties have similar economic characteristics and also meet the other criteria which permit the multifamily properties to be aggregated into one reportable segment, that being the acquiring, holding, operating and selling of multifamily apartment properties. The Company's chief operating decision-makers assess and measure segment operating results based on a performance measure referred to as net operating income at the individual operating segment. Net operating income for each multifamily apartment property represents its net rental revenues less its real estate operating expenses. The Company's commercial property is defined as a separate individual operating segment, but is not separately reportable.

The net income, revenues and net operating income for the Company's multifamily apartment properties segment for the three month periods ending March 31, 2003 and 2002 are summarized as follows:

The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.

4. Advisory Agreement

The Company has entered into an Advisory Agreement with America First Apartment Advisory Corporation (the "Advisor") to manage the day to day operations and provide other management services to the Company. The Company will pay fees to the Advisor for these services and will reimburse the Advisor and its affiliates for certain allowable expenses it incurs on behalf of the Company. This agreement went into effect on the date of the Merger, January 1, 2003, and includes the following provisions: (i) the Advisor will administer to the day-to-day operations of the Company; (ii) the Advisor will act as the authorized agent on behalf of the Company in connection with the identification, evaluation, purchase, financing, operation and disposition of real estate assets; (iii) the Advisor will provide the executive and administrative personnel and services required for the operation of the Company; (iv) the Advisor will maintain the financial records and perform the financial reporting of the Company and (v) the Advisor will monitor and provide information to the Board of Directors on an on-going basis.

In connection with the above services, the Company pays an administration fee to the Advisor. This fee is in an amount equal to: (i) 0.60% per annum of the first $250,000,000 of the sum of the original principal amount of bonds and the gross purchase price of real estate assets acquired by the Partnership and (ii) 0.50% per annum of such sum in excess of $250,000,000; provided that the administrative fee will be 0.60% on such assets in any calendar year where Funds from Operations ("FFO") exceeds $1.60 per common share. Such fee for the first quarter of 2003 was $220,757.

The Advisor is also entitled to a property acquisition fee in connection with the identification, evaluation and acquisition of real estate assets in the amount of 1.25% of the gross purchase price paid by the Company for such real estate assets.

An affiliate of the Advisor will provide property management services for the multifamily properties owned by the Company. The fees for services provided represent the lower of: (i) costs incurred in managing the property, or (ii) customary fees for such services determined on a competitive basis. Such fees were $246,053 for the three months ended March 31, 2003.

5. Stock Option Plan

The Company adopted a Stock Option Plan (the "Plan") on April 1, 2002 to permit awards of equity based compensation to those providing services to the Company. The Plan is administered by the Compensation Committee of the Board of Directors. The Plan allows for the granting of options to purchase an aggregate of up to 750,000 shares of the Company's common stock. The Plan authorizes the Board of Directors and its Compensation Committee to grant Incentive Stock Options ("ISOs"), as defined under section 422 of the IRS Code, non-qualified stock options ("NQSOs"), and dividend equivalent rights ("DERs") to eligible persons. The exercise price for options granted under the Plan shall not be less than the fair market value of the Company's common stock on the date of the grant. Options granted under the Plan expire 10 years from the respective grant dates of the options.

No equity-based awards were granted under the Plan in 2002. On February 4, 2003, NQSOs to acquire a total of 40,000 shares of common stock were granted to the Company's four non-employee Directors, at an exercise price of $8.73. The options vest 25% on the grant date and 25% on each of the next three anniversaries of the grant date. On the same date, a total of 40,000 DERs were granted to the Company's four non-employee directors, which vest 25% on the grant date and 25% on each of the next three anniversaries of the grant date.

Stock option activity for the period ended March 31, 2003 is summarized as follows:

At March 31, 2003, all outstanding options have an exercise price of $8.73 and a remaining contractual life of 9.85 years. The Company accounts for its stock options using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under SFAS 123, the Company records compensation expense based upon the estimated fair value of its granted options, over their vesting period. The per share estimated fair value of the options granted on their grant date during the quarter ended March 31, 2003 was $2.19. The estimated fair value of the Company's options is determined using the Black-Scholes option-pricing model with the following assumptions: a risk free interest rate of 3.24%, an expected remaining contractual life of 5.0 years and an expected volatility rate of 20%. Compensation expense for stock options was $21,970 for the quarter ended March 31, 2003. Payments on the DERs for options not exercised are charged to earnings when declared and were $2,500 for the quarter ended March 31, 2003.

6. Per Share Data

The following table presents information necessary to calculate basic and diluted earnings per share for the period indicated. There were no differences between basic and diluted earnings per share calculations for the quarter ended March 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Partnership's results of operations for the three month period ended March 31, 2003 should be read in conjunction with all of the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company and Partnership's Annual Reports on Form 10-K for the year ended December 31, 2002.

General

America First Apartment Investors, Inc. (the "Company") was formed on March 29, 2002 under the Maryland General Corporation Law for the purpose of owning and operating multifamily apartment complexes. The Company commenced its business operations upon the completion of the Merger of America First Apartment Investors, L.P. (the "Partnership") with and into the Company. Upon consummation of the Merger, which became effective January 1, 2003, the Company assumed all of the assets, liabilities and business operations of the Partnership. The Company owns and operates 15 multifamily apartment complexes containing a total of 3,335 rental units and one commercial property. There were no real estate asset acquisitions or dispositions during the first quarter of 2003.

The following table sets forth certain information regarding the Company's investment in real estate at March 31, 2003:

Property Name	Location	Number of Units	Number of Units Occupied	Percentage of Units Occupied	Economic Occupancy [1]
Jackson Park Place	Fresno, CA	296	289	98%	96%
Covey at Fox Valley	Aurora, IL	216	199	93%	81%
The Park at Fifty Eight	Chattanooga, TN	196	138	70%	61%
Shelby Heights	Bristol, TN	100	95	95%	88%
Coral Point	Mesa, AZ	336	271	81%	75%
Park at Countryside	Port Orange, FL	120	120	100%	93%
The Retreat	Atlanta, GA	226	183	81%	71%
Park Trace Apartments	Norcross, GA	260	259	100%	82%
Littlestone at Village Green	Gallatin, TN	200	187	94%	79%
St. Andrews at Westwood Apts	Orlando, FL	259	246	95%	84%
The Hunt Apartments	Oklahoma City, OK	216	211	98%	94%
Greenbriar Apartments	Tulsa, OK	120	106	88%	80%
Oakwell Farms Apartments	Nashville, TN	414	390	94%	79%
Oakhurst Apartments	Ocala, FL	214	202	95%	95%
Belvedere Apartments	Naples, FL	162	152	94%	85%
		3,335	3,048	91%	82%
The Exchange at Palm Bay	Palm Bay, FL	72,002 [2]	65,920 [2]	92%	NA

[1] Economic occupancy is presented for the three months ended March 31, 2003, and is defined as the net rental income received during the period divided by the maximum amount of rental income that could be derived from each property if 100% occupied at current lease rental rates. This statistic is reflective of vacancy losses, rental concessions, delinquent rents, and non-revenue units such as model units and employee units.

[2] Represents square feet.

Critical Accounting Policies

The Company's critical accounting policies are the same as those described in the Partnership's Form 10-K for the year ending December 31, 2002, with the addition of a policy for the accounting of the Company's stock based compensation.

The Company accounts for its stock options using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under SFAS 123, the Company records compensation expense based upon the fair value of its granted options, over their vesting period. The fair value of the Company's options is determined using the Black-Scholes option-pricing model. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates.

Results of Operations

The financial results of the Company reflect the effects of the current weak economy due to three primary factors: (i) recessionary conditions that have significantly weakened rental rates; (ii) record low interest rates that are making home ownership a reality to prospective tenants; and (iii) increased costs to operate real estate. In response to these conditions, management will continue to focus on the attraction and retention of quality tenants, and on the effective cost management of operating expenses.

The following provides a more detailed discussion of the Company's financial results for the three month period ended March 31, 2003. Prior year information is that of the Partnership.

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Rental income decreased $141,281 or 2% for the three months ended March 31, 2003 compared to the same period in 2002. This decrease is attributable to the decline in the physical and economic occupancy of the properties. At March 31, 2003, the average physical occupancy of the Company's multifamily properties was 91%, compared to 92% at March 31, 2002. Average economic occupancy was 82% for the three months ended March 31, 2003, compared to 86% for the three months ended March 31, 2002.

Interest and dividend income increased $4,183, or 6%, for the quarter ended March 31, 2003 compared to the same period in 2002. Dividend income increased $33,320 from the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 due to purchases of additional corporate equity securities during 2002. This increase was offset by a decrease in interest income caused by a decrease in the average interest rate earned on cash and cash equivalents. The average annualized interest rate earned on cash and cash equivalents was 1.36% for the first quarter of 2003, compared to 1.93% for the first quarter of 2002.

Real estate operating expenses increased $1,894 for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This minor increase is attributable to the effective management and containment of operating expenses.

Depreciation expense for the first quarter of 2003 increased $30,141 or 2% over the same period in 2002. This increase is due to capital improvements made to existing properties. There were no acquisitions or dispositions of real estate properties during the periods under comparison.

Interest expense decreased $6,570 or 1% for the quarter ended March 31, 2003 compared to the same period in 2002. This is primarily due to a decrease in the interest rate on the Company's variable-rate debt. Approximately 13% of the Company's bonds and mortgage notes payable bear interest at variable rates at March 31, 2003. The average variable rate was 1.67% for the three months ended March 31, 2003, compared to 1.87% for the three months ended March 31, 2002.

The Company recorded a valuation loss of $1,513 on its interest rate swap agreements in the first quarter of 2003, compared to a valuation gain of $775 during the same period in 2002. This loss is attributable to a increase in the average rates on which the estimated fair value of the swap agreements is calculated.

Amortization of debt financing costs for the three months ended March 31, 2003 is consistent when compared to the same period in 2002.

General and administrative expenses increased $29,979 or 1% for the quarter ended March 31, 2003 compared to the first quarter 2002. This increase is attributable to increases in compensation expenses, legal expenses and insurance expenses.

Funds from Operations

The Company's funds from operations ("FFO") decreased $166,147 or 10% to $1,431,764 for the first quarter of 2003, compared to $1,597,911 for the same period in 2002, which is primarily due to the decline in net income for the Company for the same period as discussed in results of operations.

The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT") which define FFO as net income (loss) computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after comparable adjustments for an entity's portion of these items related to unconsolidated entities and joint ventures. The following table sets forth a reconciliation of the Company's net income as determined under GAAP and its FFO for the three month periods ended March 31, 2003 and 2002.

The Company considers FFO to be a key measure of its performance and its ability to pay dividends as it adds back the Company's significant non-cash expense of depreciation. Although the Company considers FFO to be a key measure of its operating performance, FFO should not be considered as an alternative to GAAP net income as an indication of the Company's financial performance. In addition, FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative thereto as a measure of the Company's liquidity or as an indicator of the funds available to the Company to meet its cash needs, including its ability to make cash distributions. The Company's FFO may include funds that are unavailable for discretionary use due to requirements to conserve funds for capital expenditures, property acquisitions and other commitments and uncertainties. FFO reported by the Company may not be comparable to FFO reported by other entities that do not calculate FFO in accordance with the NAREIT definition or which interpret the NAREIT definition differently than the Company.

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2003 decreased $498,070 compared to the same period a year earlier primarily due to: (i) the $196,288 decrease in net income between the two periods under comparison and (ii) a reduction in accounts payable which was $194,285 more than the reduction in the prior year. Cash used in investing activities decreased $19,357 for the first quarters of 2003 compared to the same period in 2002 primarily due to the purchase of corporate equity securities in 2002. Net cash used in financing activities for the three months ended March 31, 2003 is consistent with the prior year and consists of dividend distributions and principal payments on bonds and mortgage notes payable.

The Company's short-term liquidity needs include the payment of operating expenses, current debt service requirements and dividend distributions to shareholders. The Company anticipates that its strong cash position and cash provided by operating and investing activities will be sufficient to meet its anticipated short-term liquidity requirements, including regular dividend distributions to shareholders and maintaining the condition of its properties. The Company currently does not anticipate entering into short-term and long-term arrangements for purposes of paying expenses and making distributions. However, the Company has the authority to enter into such arrangements.

The following table sets forth information regarding dividend distributions to shareholders for the quarter ended March 31, 2003 and cash distributions to BUC holders prior to the Merger during the periods shown:

At March 31, 2003, the Company had debt obligations under twelve financing arrangements with an aggregate principal balance outstanding of approximately $82,700,000. Such debt obligations consisted of ten tax-exempt mortgage bonds with an aggregate principal balance outstanding of approximately $65,100,000 and two mortgage notes payable with a combined principal amount outstanding of approximately $17,600,000. Six of the debt obligations which total approximately $36,200,000 require monthly, semiannual or annual payments of principal and interest while six bonds with an aggregate principal amount of approximately $46,500,000 require only semiannual payments of interest. Maturity dates range from July 2004 to March 2022. Approximately 87% of the Company's financing arrangements are fixed-rate obligations bearing a weighted average interest rate of 5.65% per annum at March 31, 2003. The remaining 13% of the financing arrangements are variable-rate obligations that had a weighted average interest rate of 1.67% for the three months ended March 31, 2003. Each financing arrangement is a "non-recourse" obligation that is secured by a first mortgage or deed of trust on one or two of the Company's apartment complexes. Principal and interest payments on debt obligations are made solely from the net cash flow and/or net sale or refinancing proceeds of the mortgaged properties.

Forward Looking Statements

This report contains forward looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Company's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the real estate investments it has made (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), constitute forward looking statements. Shareholders and others should understand that these forward looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward looking statements contained herein. These factors include local and national economic conditions, the amount of new construction, interest rates on single-family home mortgages, government regulation, price inflation, the level of real estate and other taxes imposed on the properties, labor problems and natural disasters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relates primarily to its long-term borrowings used to fund expansion of the Company's real estate portfolio.

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates and may enter into derivative financial instruments, such as interest rate swaps, in order to mitigate its interest rate risk on the fixed-rate borrowings. The Company does not enter into derivative instrument transactions for speculative purposes.

At March 31, 2003, approximately 87% of the Company's long-term borrowings consisted of fixed-rate financing. The remaining 13% consisted of variable-rate financing obtained through interest rate swap transactions. The Company had no short-term financing at March 31, 2003. Variations in interest rates affect the Company's cost of borrowing on its variable-rate financing. The interest rates payable by the Company on these obligations increase or decrease with certain index interest rates. If the Company's borrowing costs increase, the amount of cash available for distribution to shareholders would decrease.

The tables below present information about the Company's financial instruments that are sensitive to changes in interest rates, including principal amounts and weighted average interest rates, by year of maturity for the Company's borrowings:

The $15,600,000 variable to fixed swap was entered into after the $15,600,000 fixed to variable swap and effectively fixes the interest rate on $15,600,000 of bonds and mortgage notes payable at a fixed pay rate of 4.50% through 2004. The variable interest rate on the Company's $10,910,000 of borrowings was obtained using the fixed to variable rate swap, as noted above.

As the table above incorporates only those exposures that existed as of March 31, 2003, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's risk mitigating strategies at that time and interest rates.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report (the "Evaluation Date"). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

2. Agreement and Plan of Merger, dated June 18, 2002, between the Company and America First Apartment Investors, L.P. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 (Commission File No. 333-90690) filed by America First Apartment Investors, Inc. on June 18, 2002).

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

99. Certifications under Section 906 of the Sarbanes Oxley Act of 2002

(b) Reports on Form 8-K

The Company did not file a report on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2003 AMERICA FIRST APARTMENT INVESTORS, INC.

/s/ Lisa Y. Roskens

Lisa Y. Roskens

President and Chief Executive Officer

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

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

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

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By /s/ Mark A. Hiatt

Mark A. Hiatt
Chief Financial Officer

America First Apartment Investors, Inc.