Form 10-Q
period 2003-06-30
AMERICA FIRST APARTMENT INVESTORS INC
filed 2003-08-08
CIK 1175167

AMERICA FIRST APARTMENT INVESTORS, INC.
FOR THE QUARTER ENDED JUNE 30, 2003
Printable Version

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

YES NO X

As of August 8, 2003, there were 5,074,897 outstanding shares of the registrant's common stock.

AMERICA FIRST APARTMENT INVESTORS, INC.

INDEX

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002

Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2003 and 2002 (Unaudited)

Consolidated Statement of Shareholders Equity for the six months ended June 30, 2003 (Unaudited)

Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002

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

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(UNAUDITED)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30, 2003	For the Six Months Ended June 30, 2002
Cash flows from operating activities		
Net income	$ 4,692,022	$ 609,170
Adjustments to reconcile net income to net cash provided by operating activities		
Gain on interest rate swap agreements	(17,324)	(4,075)
Gain on Jefferson Place subordinate note	(4,444,452)	-
Depreciation	2,511,105	2,466,563
Non-cash stock compensation expense	31,970	-
Amortization of debt financing costs	143,042	140,113
Transfers to restricted cash	(484,435)	(528,808)
Decrease in other assets	436,864	145,129
Increase in accounts payable and accrued expenses	153,111	142,733
Net cash provided by operating activities	3,021,903	2,970,825
Cash flows from investing activities		
Real estate capital improvements	(106,965)	(324,393)
Net proceeds from repayment of Jefferson Place subordinate note	2,356,263	-
Purchase of corporate equity securities	-	(673,257)
Net cash provided by (used in) investing activities	2,249,298	(997,650)
Cash flows from financing activities		
Distributions paid	(2,536,927)	(2,473,480)
Principal payments on bonds and mortgage notes payable	(419,242)	(396,158)
Debt financing costs paid	-	(943)
Additional paid in capital	1,200	-
Net cash used in financing activities	(2,954,969)	(2,870,581)
Net increase (decrease) in cash and cash equivalents	2,316,232	(897,406)
Cash and cash equivalents at beginning of period	8,419,537	10,947,957
Cash and cash equivalents at end of period	$ 10,735,769	$ 10,050,551
Supplemental disclosure of cash flow information:		
Cash paid during the period for interest	$ 2,168,363	$ 2,163,286

Supplemental disclosure of non-cash investing and financing activities:

On January 1, 2003, the Company merged with America First Apartment Investors, L.P. In connection with such Merger, the Company issued 5,073,805 shares of stock in exchange for the limited partner and general partner interests of the Partnership.

In May 2003, the Company issued 992 shares of its common stock having a value of $10,000 as Director compensation.

1. Organization and Basis of Presentation

America First Apartment Investors, Inc. (the "Company") was formed on March 29, 2002 under the Maryland General Corporation Law for the purpose of owning and operating multifamily apartment complexes. The Company may also invest in mortgages and mortgage-backed securities or securities issued by other REITs or real estate companies. The Company commenced its business operations upon the completion of the Merger of America First Apartment Investors, L.P. (the "Partnership") with and into the Company. Upon consummation of the Merger, which became effective January 1, 2003, the Company assumed all of the assets, liabilities and business operations of the Partnership. The Company owns and operates 15 multifamily apartment complexes containing a total of 3,335 rental units and one commercial property.

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

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's and Partnership's Annual Reports on Form 10-K for the year ended December 31, 2002. Certain amounts from prior periods have been reclassified to conform to the current period presentation. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2003, and the results of operations for all periods presented have been made. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

The net income, revenues and net operating income for the Company's multifamily apartment properties segment for the three and six month periods ending June 30, 2003 and 2002 are summarized as follows:

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

In connection with the above services, the Company pays an administration fee to the Advisor. This fee is in an amount equal to: (i) 0.60% per annum of the first $250,000,000 of the sum of the original principal amount of bonds and the gross purchase price of real estate assets acquired by the Partnership and (ii) 0.50% per annum of such sum in excess of $250,000,000; provided that the administrative fee will be 0.60% on such assets in any calendar year where Funds from Operations ("FFO") exceeds $1.60 per common share. Such fee was $220,757 and $441,515 for the three and six month periods ending June 30, 2003, respectively.

The Advisor is also entitled to a property acquisition fee in connection with the identification, evaluation and acquisition of real estate assets in the amount of 1.25% of the gross purchase price paid by the Company for such real estate assets.

An affiliate of the Advisor will provide property management services for the multifamily properties owned by the Company. The fees for services provided represent the lower of: (i) costs incurred in managing the property, or (ii) customary fees for such services determined on a competitive basis. Such fees were $243,516 and $489,569 for the three and six month periods ended June 30, 2003, respectively.

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

Stock option activity for the period ended June 30, 2003 is summarized as follows:

At June 30, 2003, all outstanding options have an exercise price of $8.73 and a remaining contractual life of 9.6 years. The Company accounts for its stock options using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under SFAS 123, the Company records compensation expense based upon the estimated fair value of its granted options, over their vesting period. The per share estimated fair value of the options granted on their grant date during the six months ended June 30, 2003 was $2.19. The estimated fair value of the Company's options is determined using the Black-Scholes option-pricing model with the following assumptions: a risk free interest rate of 3.24%, an expected remaining contractual life of 5.0 years and an expected volatility rate of 20%. Compensation expense for stock options was $21,970 and $29,294 for the three and six month periods ended June 30, 2003, respectively. Payments on the DERs for options not exercised are charged to earnings when declared and were $2,500 and $5,000 for the three and six month periods ended June 30, 2003, respectively.

6. Per Share Data

The following table presents information necessary to calculate basic and diluted earnings per share for the period indicated. There were no differences between basic and diluted earnings per share calculations for the six months ended June 30, 2003.

7. Gain on Jefferson Place Subordinate Note

On June 26, 2003, Jefferson Place Apartments were sold and the Company recorded a gain of $4,444,452 on the repayment of its subordinate note due from Jefferson Place Apartments. The total gain is comprised of $2,709,040 of cash proceeds from the sale less $352,777 of written off receivables for a net cash gain of $2,356,263. The Company also recorded a $2,088,189 non-cash gain representing the reversal of a contingent liability. The subordinate note due from Jefferson Place Apartments had an original principal value of $3,500,000, a net book value of $0, and was received by the predecessor partnership in 1997 in connection with the re-issuance of the formerly owned Jefferson Place tax-exempt bonds. The subordinate note represented unpaid tax-exempt interest and principal. Therefore, the gain is not subject to Federal income taxes. In connection with the re-issuance, the predecessor partnership also pledged as collateral its Retreat Apartments and recorded a contingent liability of $2,088,189 for the guarantee. The contingent liability represented management's best estimate of the potential guarantee loss based upon the estimated fair values of the respective properties at the inception of the guarantee. The liability was reversed on June 26, 2003 when the Company was relieved of its guarantee via the sale of Jefferson Place.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company's results of operations for the three and six month periods ended June 30, 2003 should be read in conjunction with all of the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company and Partnership's Annual Reports on Form 10-K for the year ended December 31, 2002.

General

America First Apartment Investors, Inc. (the "Company") was formed on March 29, 2002 under the Maryland General Corporation Law for the purpose of owning and operating multifamily apartment complexes. The Company commenced its business operations upon the completion of the Merger of America First Apartment Investors, L.P. (the "Partnership") with and into the Company. Upon consummation of the Merger, which became effective January 1, 2003, the Company assumed all of the assets, liabilities and business operations of the Partnership. The Company owns and operates 15 multifamily apartment complexes containing a total of 3,335 rental units and one commercial property. There were no real estate asset acquisitions or dispositions during the first six months of 2003.

The following table sets forth certain information regarding the Company's investment in real estate at June 30, 2003:

Property Name	Location	Number of Units	Number of Units Occupied	Percentage of Units Occupied at June 30, 2003	Economic Occupancy [1]
Jackson Park Place	Fresno, CA	296	288	97%	96%
Covey at Fox Valley	Aurora, IL	216	197	91%	80%
The Park at Fifty Eight	Chattanooga, TN	196	160	82%	65%
Shelby Heights	Bristol, TN	100	100	100%	92%
Coral Point	Mesa, AZ	336	268	80%	71%
Park at Countryside	Port Orange, FL	120	116	97%	93%
The Retreat	Atlanta, GA	226	222	98%	74%
Park Trace Apartments	Norcross, GA	260	255	98%	80%
Littlestone at Village Green	Gallatin, TN	200	187	94%	79%
St. Andrews at Westwood Apts	Orlando, FL	259	244	94%	83%
The Hunt Apartments	Oklahoma City, OK	216	207	96%	94%
Greenbriar Apartments	Tulsa, OK	120	111	93%	80%
Oakwell Farms Apartments	Nashville, TN	414	379	92%	79%
Oakhurst Apartments	Ocala, FL	214	194	91%	91%
Belvedere Apartments	Naples, FL	162	139	86%	83%
		3,335	3,067	92%	82%
The Exchange at Palm Bay	Palm Bay, FL	72,002 [2]	65,920 [2]	92%	NA

[1] Economic occupancy is presented for the six months ended June 30, 2003, and is defined as the net rental income received during the period divided by the maximum amount of rental income that would be derived from each property if 100% occupied at current lease rental rates. This statistic is reflective of vacancy losses, rental concessions, delinquent rents, and non-revenue units such as model units and employee units.

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

Results of Operations

The financial results of the Company reflect the effects of the current weak multi-family housing market due to three primary factors: (i) recessionary conditions that have significantly weakened rental rates; (ii) record low interest rates that are making home ownership a reality to prospective tenants; and (iii) increased costs to operate real estate. In response to these conditions, management will continue to focus on the attraction and retention of quality tenants, and on the effective cost management of operating expenses.

The following provides a more detailed discussion of the Company's financial results for the three and six month periods ended June 30, 2003. Prior year information is that of the Partnership.

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Rental income decreased $268,197 or 4% for the three months ended June 30, 2003 compared to the same period in 2002. This decrease is attributable to the decline in the physical and economic occupancy of the properties. At June 30, 2003, the average physical occupancy of the Company's multifamily properties was 92%, compared to 93% at June 30, 2002. Average economic occupancy was 82% for the three months ended June 30, 2003, compared to 86% for the three months ended June 30, 2002.

Interest and dividend income decreased $10,997, or 14%, for the quarter ended June 30, 2003 compared to the same period in 2002. Dividend income increased $21,664 from the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 due to purchases of additional corporate equity securities during the last two quarters of 2002. This increase was offset by a decrease in interest income caused by a decrease in the average interest rate earned on cash and cash equivalents. The average annualized interest rate earned on cash and cash equivalents was 1.22% for the second quarter of 2003, compared to 1.86% for the second quarter of 2002.

The Company recorded a valuation gain of $18,837 on its interest rate swap agreements in the second quarter of 2003, compared to a valuation gain of $3,300 during the same period in 2002. The increase in the gain is attributable to a decrease in the average rates on which the estimated fair value of the swap agreements is calculated.

On June 26, 2003, Jefferson Place Apartments were sold and the Company recorded a gain of $4,444,452 on the repayment of its subordinate note due from Jefferson Place Apartments. The total gain is comprised of $2,709,040 of cash proceeds from the sale less $352,777 of written off receivables for a net cash gain of $2,356,263. The Company also recorded a $2,088,189 non-cash gain representing the reversal of a contingent liability. The subordinate note due from Jefferson Place Apartments had an original principal value of $3,500,000, a net book value of $0, and was received by the predecessor partnership in 1997 in connection with the re-issuance of the formerly owned Jefferson Place tax-exempt bonds. The subordinate note represented unpaid tax-exempt interest and principal. Therefore, the gain is not subject to Federal income taxes. In connection with the re-issuance, the predecessor partnership also pledged as collateral its Retreat Apartments and recorded a contingent liability of $2,088,189 for the guarantee. The contingent liability represented management's best estimate of the potential guarantee loss based upon the estimated fair values of the respective properties at the inception of the guarantee. The liability was reversed on June 26, 2003 when the Company was relieved of its guarantee via the sale of Jefferson Place. No such gain was recorded during the quarter ended June 30, 2002.

Real estate operating expenses decreased $131,763 or 4% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This decrease is attributable to the decline in apartment occupancy and the effective management and containment of operating expenses.

Depreciation expense for the second quarter of 2003 increased $14,402 or 1% over the same period in 2002. This increase is due to capital improvements made to existing properties. There were no acquisitions or dispositions of real estate properties during the periods under comparison.

Interest expense decreased $23,097 or 2% for the quarter ended June 30, 2003 compared to the same period in 2002. This is primarily due to a slight decrease in the interest rate on the Company's variable-rate debt. Approximately 13% of the Company's bonds and mortgage notes payable bear interest at variable rates at June 30, 2003. The average variable rate was 1.72% for the three months ended June 30, 2003, compared to 1.96% for the three months ended June 30, 2002.

Amortization of debt financing costs for the three months ended June 30, 2003 is consistent when compared to the same period in 2002.

General and administrative expenses increased $40,355 or 9% for the quarter ended June 30, 2003 compared to the second quarter 2002. This increase is attributable to increases in compensation expenses, legal expenses and insurance expenses.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Rental income decreased $409,478 or 3% for the six months ended June 30, 2003 compared to the same period in 2002. This decrease is attributable to the decline in the physical and economic occupancy of the properties. At June 30, 2003, the average physical occupancy of the Company's multifamily properties was 92%, compared to 93% at June 30, 2002. Average economic occupancy was 82% for the six months ended June 30, 2003, compared to 86% for the six months ended June 30, 2002.

Interest and dividend income decreased $6,813, or 5%, for the six months ended June 30, 2003 compared to the same period in 2002. Dividend income increased $51,964 from the six months ended June 30, 2003 compared to the six months ended June 30, 2002 due to purchases of additional corporate equity securities during the final two quarters of 2002. This increase was offset by a decrease in interest income caused by a decrease in the average interest rate earned on cash and cash equivalents. The average annualized interest rate earned on cash and cash equivalents was 1.29% for the first six months of 2003, compared to 1.94% for the same period of 2002.

The Company recorded a valuation gain of $17,324 on its interest rate swap agreements in the first six months of 2003, compared to a valuation gain of $4,075 during the same period in 2002. The increase in the gain is attributable to a decrease in the average rates on which the estimated fair value of the swap agreements is calculated.

On June 26, 2003, Jefferson Place Apartments were sold and the Company recorded a gain of $4,444,452 on the repayment of its subordinate note due from Jefferson Place Apartments. The total gain is comprised of $2,709,040 of cash proceeds from the sale less $352,777 of written off receivables for a net cash gain of $2,356,263. The Company also recorded a $2,088,189 non-cash gain representing the reversal of a contingent liability. The subordinate note due from Jefferson Place Apartments had an original principal value of $3,500,000, a net book value of $0, and was received by the predecessor partnership in 1997 in connection with the re-issuance of the formerly owned Jefferson Place tax-exempt bonds. The subordinate note represented unpaid tax-exempt interest and principal. Therefore, the gain is not subject to Federal income taxes. In connection with the re-issuance, the predecessor partnership also pledged as collateral its Retreat Apartments and recorded a contingent liability of $2,088,189 for the guarantee. The contingent liability represented management's best estimate of the potential guarantee loss based upon the estimated fair values of the respective properties at the inception of the guarantee. The liability was reversed on June 26, 2003 when the Company was relieved of its guarantee via the sale of Jefferson Place. No such gain was recorded during the six months ended June 30, 2002.

Real estate operating expenses decreased $130,020 or 2% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This decrease is attributable to the decline in apartment occupancy and the effective management and containment of operating expenses.

Depreciation expense for the first six months of 2003 increased $44,542 or 2% over the same period in 2002. This increase is due to capital improvements made to existing properties. There were no acquisitions or dispositions of real estate properties during the periods under comparison.

Interest expense decreased $29,514 or 1% for the six months ended June 30, 2003. This is primarily due to a slight decrease in the interest rate on the Company's variable-rate debt. Approximately 13% of the Company's bonds and mortgage notes payable bear interest at variable rates at June 30, 2003. The average variable rate was 1.72% for the six months ended June 30, 2003, compared to 1.96% for the six months ended June 30, 2002.

Amortization of debt financing costs for the six months ended June 30, 2003 is consistent when compared to the same period in 2002.

General and administrative expenses increased $70,181 or 8% for the six months ended June 30, 2003 compared to the same period in 2002. This increase is attributable to increases in compensation expenses, insurance expense and legal expenses.

Funds from Operations

The Company's funds from operations ("FFO") increased $4,293,388 or 290% to $5,771,362 for the second quarter of 2003, compared to $1,477,974 for the same period in 2002. This is primarily due to the gain on the subordinate note from Jefferson Place Apartments of $4,444,452. Excluding this gain, FFO would have decreased $151,064 between the two periods, primarily due to decreased rental revenues resulting from lower occupancy.

The Company's funds from operations ("FFO") increased $4,127,394 or 134% to $7,203,127 for the first six months of 2003, compared to $3,075,733 for the same period in 2002. This is primarily due to the gain on the subordinate note from Jefferson Place Apartments of $4,444,452. Excluding this gain, FFO would have decreased $317,058 between the two periods, primarily due to decreased rental revenues resulting from lower occupancy.

The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT") which define FFO as net income (loss) computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after comparable adjustments for an entity's portion of these items related to unconsolidated entities and joint ventures. The following table sets forth a reconciliation of the Company's net income as determined under GAAP and its FFO for the three and six month periods ended June 30, 2003 and 2002.

The Company's capitalization policy for its real estate capital improvements has a significant effect on its FFO calculation. Real estate costs that are accounted for as expenses are a deduction in FFO. Alternatively, real estate costs that are capitalized are not an expense that is deducted from FFO, but are depreciated and the related depreciation expense is added to FFO. Therefore, the Company's capitalization policy for its real estate assets will have significant effect on FFO, which may differ significantly from the policies established by the Company's peers.

The Company considers FFO to be a key measure of its performance. Although the Company considers FFO to be a key measure of its operating performance, FFO should not be considered as an alternative to GAAP net income as an indication of the Company's financial performance. In addition, FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative thereto as a measure of the Company's liquidity or as an indicator of the funds available to the Company to meet its cash needs. The Company's FFO may include funds that are unavailable for discretionary use due to requirements to conserve funds for capital expenditures, property acquisitions and other commitments and uncertainties. FFO reported by the Company may not be comparable to FFO reported by other entities that do not calculate FFO in accordance with the NAREIT definition or which interpret the NAREIT definition differently than the Company.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2003 increased $51,078 compared to the same period a year earlier primarily due to timing differences in the payment of payables. Cash provided by investing activities increased $3,246,948 for the first two quarters of 2003 compared to the same period in 2002 primarily due to net proceeds received on the repayment of the Jefferson Place subordinate note offset by the increased purchase of corporate equity securities in 2002. Net cash used in financing activities for the six months ended June 30, 2003 is consistent with the prior year and consists of dividend distributions and principal payments on bonds and mortgage notes payable.

The Company's short-term liquidity needs include the payment of operating expenses, current debt service requirements and dividend distributions to shareholders. The Company anticipates that its strong cash position and cash provided by operating and investing activities will be sufficient to meet its anticipated short-term liquidity requirements, including regular dividend distributions to shareholders and maintaining the condition of its properties. The Company currently does not anticipate entering into short-term and long-term debt arrangements for purposes of paying expenses and making dividend distributions. However, the Company has the authority to enter into such arrangements.

The following table sets forth information regarding dividend distributions to shareholders for the six months ended June 30, 2003 and cash distributions to BUC holders prior to the Merger during the periods shown:

At June 30, 2003, the Company had debt obligations under twelve financing arrangements with an aggregate principal balance outstanding of approximately $82,500,000. Such debt obligations consisted of ten tax-exempt mortgage bonds with an aggregate principal balance outstanding of approximately $65,000,000 and two mortgage notes payable with a combined principal amount outstanding of approximately $17,500,000. Six of the debt obligations which total approximately $36,000,000 require monthly, semiannual or annual payments of principal and interest while six bonds with an aggregate principal amount of approximately $46,500,000 require only semiannual payments of interest. Maturity dates range from July 2004 to March 2022. Approximately 87% of the Company's financing arrangements are fixed-rate obligations bearing a weighted average interest rate of 5.65% per annum at June 30, 2003. The remaining 13% of the financing arrangements are variable-rate obligations that had a weighted average interest rate of 1.72% for the six months ended June 30, 2003. Each financing arrangement is a "non-recourse" obligation that is secured by a first mortgage or deed of trust on one or two of the Company's apartment complexes. Principal and interest payments on debt obligations are made solely from the net cash flow and/or net sale or refinancing proceeds of the mortgaged properties.

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

At June 30, 2003, approximately 87% of the Company's long-term borrowings consisted of fixed-rate financing. The remaining 13% consisted of variable-rate financing obtained through interest rate swap transactions. The Company had no short-term financing at June 30, 2003. Variations in interest rates affect the Company's cost of borrowing on its variable-rate financing. The interest rates payable by the Company on these obligations increase or decrease with certain index interest rates. If the Company's borrowing costs increase, the amount of cash available for distribution to shareholders would decrease.

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

As the table above incorporates only those exposures that existed as of June 30, 2003, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's risk mitigating strategies at that time and interest rates.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company's Principal Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Principal Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to affect, the Company's internal controls over financial reorting.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders' meeting on May 21, 2003 for the purposes of electing two Class I directors and ratifying the appointment of KPMG LLP as its independent accountants for the fiscal year ending December 31, 2003.

A total of 5,073,905 shares of common stock were entitled to vote at the meeting and a total of 4,898,337 shares (96.54%) were represented at the meeting, in person or by proxy. The following sets forth the results of the voting at the annual meeting:

1. Election of Directors

Mr. Michael B. Yanney For 4,862,079 Withheld 30,258

Mr. Gregor Medinger For 4,862,079 Withheld 30,258

2. Ratification of the appointment of KPMG LLP as independent auditors for the year ending December 31, 2003

For 4,553,829 Against 9,600 Abstain 9,757

Further information regarding these matters is contained in the Company's Proxy Statement, dated April 7, 2003, relating to the annual meeting.

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

31 (a) Certification of CEO pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31 (b) Certification of CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32 (a) Certification of CEO pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32 (b) Certification of CFO pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b) Reports on Form 8-K

A report on Form 8-K was filed by the Company on May 12, 2003 under Item 9, reporting that the Company had issued a press release, dated May 12, 2003, announcing the Company's results of operations for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2003 AMERICA FIRST APARTMENT INVESTORS, INC.

/s/ Lisa Y. Roskens

Lisa Y. Roskens

President and Chief Executive Officer