Form 10-Q
period 2003-09-30
AMERICA FIRST APARTMENT INVESTORS INC
filed 2003-11-06
CIK 1175167

AMERICA FIRST APARTMENT INVESTORS, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Printable Version

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

YES NO X

As of November 7, 2003, there were 5,074,897 outstanding shares of the registrant's common stock.

AMERICA FIRST APARTMENT INVESTORS, INC.

INDEX

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002

Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2003 and 2002 (Unaudited)

Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2003

(Unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(UNAUDITED)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended Sept. 30, 2003	For the Nine Months Ended Sept. 30, 2002
Cash flows from operating activities		
Net income	$ 4,478,523	$ 615,823
Adjustments to reconcile net income to net cash provided by operating activities		
Gain on interest rate swap agreements	(25,813)	(13,500)
Gain on Jefferson Place subordinate note	(4,444,452)	-
Depreciation	3,753,696	3,717,621
Non-cash stock compensation expense	37,463	-
Amortization of debt financing costs	215,370	209,923
Transfers to restricted cash	(1,114,320)	(899,381)
Decrease in other assets	749,166	46,884
Increase in accounts payable and accrued expenses	1,211,609	209,802
Net cash provided by operating activities	4,861,242	3,887,172
Cash flows from investing activities		
Real estate capital improvements	(397,629)	(490,611)
Net proceeds from repayment of Jefferson Place subordinate note	2,356,263	-
Purchase of corporate equity securities	-	(1,478,090)
Net cash provided by (used in) investing activities	1,958,634	(1,968,701)
Cash flows from financing activities		
Distributions paid	(3,805,652)	(3,741,931)
Principal payments on bonds and mortgage notes payable	(557,408)	(525,060)
Debt financing costs paid	-	(37,535)
Acquisition of shares of the Company	1,200	-
Net cash used in financing activities	(4,361,860)	(4,304,526)
Net increase (decrease) in cash and cash equivalents	2,458,016	(2,386,055)
Cash and cash equivalents at beginning of period	8,419,537	10,947,957
Cash and cash equivalents at end of period	$ 10,877,553	$ 8,561,902
Supplemental disclosure of cash flow information:		
Cash paid during the period for interest	$ 2,834,977	$ 3,369,654

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

1. Organization and Basis of Presentation

America First Apartment Investors, Inc. (the "Company") was formed on March 29, 2002 under the Maryland General Corporation Law for the purpose of owning and operating multifamily apartment complexes. The Company may also invest in mortgages and mortgage-backed securities or securities issued by other REITs or real estate companies. The Company commenced its business operations upon the completion of the Merger of America First Apartment Investors, L.P. (the "Partnership") with and into the Company. Upon consummation of the Merger, which became effective January 1, 2003, the Company assumed all of the assets, liabilities and business operations of the Partnership. As of September 30, 2003, the Company owns and operates 15 multifamily apartment complexes containing a total of 3,335 rental units and one commercial property.

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

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's and Partnership's Annual Reports on Form 10-K for the year ended December 31, 2002. Certain amounts from prior periods have been reclassified to conform to the current period presentation. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2003, and the results of operations for all periods presented have been made. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

The net income, revenues and net operating income for the Company's multifamily apartment properties segment for the three and nine month periods ending September 30, 2003 and 2002 are summarized as follows:

For the Three Months Ended Sept. 30, 2003	For the Three Months Ended Sept. 30, 2002	For the Nine Months Ended Sept. 30, 2003	For the Nine Months Ended Sept. 30, 2002
Multifamily real estate segment revenues	$ 5,820,046	$ 6,049,231	$ 17,651,582	$ 18,201,832
Reconciling items:				
Rental and interest income from commercial property	167,742	179,897	502,574	603,143
Gain on subordinate note	-	-	4,444,452	-
Interest and dividend income	72,138	100,129	226,607	248,161
Consolidated revenues	$ 6,059,926	$ 6,329,257	$ 22,825,215	$ 19,053,136
Consolidated net income (loss)	$ (213,498)	$ 6,653	$ 4,478,523	$ 615,823
Reconciling items:				
General and administrative expenses	440,884	446,657	1,419,483	1,355,075
Commercial property net (income) loss	(12,493)	(7,729)	(2,314)	(94,406)
Interest and dividend income	(72,138)	(100,129)	(226,607)	(248,161)
Gain on subordinate note	-	-	(4,444,452)	-
Net income from multifamily real estate segment	$ 142,755	$ 345,452	$ 1,224,633	$ 1,628,331
Reconciling items:				
Depreciation	1,192,529	1,189,798	3,568,929	3,545,812
Amortization of debt financing costs	60,639	58,561	182,357	176,175
Interest expense	994,837	1,037,994	3,038,100	3,076,390
Net operating income from multifamily real estate segment	$ 2,390,760	$ 2,631,805	$ 8,014,019	$ 8,426,708

The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.

4. Transactions with Related Parties

The Company has entered into an Advisory Agreement with America First Apartment Advisory Corporation (the "Advisor") to manage the day to day operations and provide other management services to the Company. The Company will pay fees to the Advisor for these services and will reimburse the Advisor and its affiliates for certain allowable expenses it incurs on behalf of the Company. This agreement went into effect on the date of the Merger, January 1, 2003, and includes the following provisions: (i) the Advisor will administer the day-to-day operations of the Company; (ii) the Advisor will act as the authorized agent on behalf of the Company in connection with the identification, evaluation, purchase, financing, operation and disposition of all real estate assets; (iii) the Advisor will provide the executive and administrative personnel and services required for the operation of the Company; (iv) the Advisor will maintain the financial records and perform the financial reporting of the Company and (v) the Advisor will monitor and provide information to the Board of Directors on an on-going basis.

In connection with the above services, the Company pays an administration fee to the Advisor. This fee is in an amount equal to: (i) 0.60% per annum of the first $250,000,000 of the sum of the original principal amount of bonds and the gross purchase price of real estate assets acquired by the Partnership and (ii) 0.50% per annum of such sum in excess of $250,000,000; provided that the administrative fee will be 0.60% on such assets in any calendar year where Funds from Operations ("FFO") exceeds $1.60 per common share. Such fee was $220,757 and $662,272 for the three and nine month periods ending September 30, 2003, respectively.

The Advisor is also entitled to a property acquisition fee in connection with the identification, evaluation and acquisition of real estate assets in the amount of 1.25% of the gross purchase price paid by the Company for such real estate assets.

An affiliate of the Advisor provides property management services for the multifamily properties owned by the Company. The fees for services provided represent the lower of: (i) costs incurred in managing the property, or (ii) customary fees for such services determined on a competitive basis. Such fees were $240,218 and $729,787 for the three and nine month periods ended September 30, 2003, respectively.

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

Stock option activity for the period ended September 30, 2003 is summarized as follows:

At September 30, 2003, all outstanding options have an exercise price of $8.73 and a remaining contractual life of 9.3 years. The Company accounts for its stock options using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under SFAS 123, the Company records compensation expense based upon the estimated fair value of its granted options, over their vesting period. The per share estimated fair value of the options granted on their grant date during the nine months ended September 30, 2003 was $2.19. The estimated fair value of the Company's options is determined using the Black-Scholes option-pricing model with the following assumptions: a risk free interest rate of 3.24%, an expected remaining contractual life of 5.0 years and an expected volatility rate of 20%. Compensation expense for stock options was $5,492 and $34,786 for the three and nine month periods ended September 30, 2003, respectively. Payments on the DERs for options not exercised are charged to earnings when declared and were $2,500 and $7,500 for the three and nine month periods ended September 30, 2003, respectively.

6. Per Share Data

The following table presents information necessary to calculate basic and diluted earnings per share for the period indicated. There were no differences between basic and diluted earnings per share calculations for the nine months ended September 30, 2003.

7. Gain on Jefferson Place Subordinate Note

On June 26, 2003, the Jefferson Place Apartments were sold and the Company recorded a gain of $4,444,452 on the repayment of its subordinate note due from Jefferson Place Apartments. The total gain is comprised of $2,709,040 of cash proceeds from the sale less $352,777 of written off receivables for a net cash gain of $2,356,263. The Company also recorded a $2,088,189 non-cash gain representing the reversal of a loss reserve. The subordinate note due from Jefferson Place Apartments had an original principal value of $3,500,000, a net book value of $0, and was received by the predecessor partnership in 1997 in connection with the re-issuance of the formerly owned Jefferson Place tax-exempt bonds. The subordinate note represented unpaid tax-exempt interest and principal. Therefore, the gain is not subject to Federal income taxes. In connection with the 1997 re-issuance, the predecessor partnership also pledged as collateral its Retreat Apartments and recorded a loss reserve of $2,088,189 for the guarantee. The loss reserve represented management's best estimate of the potential guarantee loss based upon the estimated fair values of the respective properties at the inception of the guarantee and was reversed on June 26, 2003, when the Company was relieved of its guarantee via the sale of Jefferson Place.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company's results of operations for the three and nine month periods ended September 30, 2003 should be read in conjunction with all of the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company and Partnership's Annual Reports on Form 10-K for the year ended December 31, 2002.

General

America First Apartment Investors, Inc. (the "Company") was formed on March 29, 2002 under the Maryland General Corporation Law for the purpose of owning and operating multifamily apartment complexes, investing in mortgages and mortgage backed securities, and securities issued by other REITs or real estate companies. The Company commenced its business operations upon the completion of the Merger of America First Apartment Investors, L.P. (the "Partnership") with and into the Company. Upon consummation of the Merger, which became effective January 1, 2003, the Company assumed all of the assets, liabilities and business operations of the Partnership. As of September 30, 2003, the Company owns and operates 15 multifamily apartment complexes containing a total of 3,335 rental units and one commercial property. There were no real estate asset acquisitions or dispositions during the first nine months of 2003.

The following table sets forth certain information regarding the Company's investment in real estate at September 30, 2003:

Property Name	Location	Number of Units	Number of Units Occupied	Percentage of Units Occupied at Sept. 30, 2003	Economic Occupancy [1]
Jackson Park Place	Fresno, CA	296	288	97%	96%
Covey at Fox Valley	Aurora, IL	216	190	88%	79%
The Park at Fifty Eight	Chattanooga, TN	196	161	82%	67%
Shelby Heights	Bristol, TN	100	95	95%	94%
Coral Point	Mesa, AZ	336	304	90%	69%
Park at Countryside	Port Orange, FL	120	117	98%	91%
The Retreat	Atlanta, GA	226	223	99%	74%
Park Trace Apartments	Norcross, GA	260	251	97%	79%
Littlestone at Village Green	Gallatin, TN	200	185	93%	81%
St. Andrews at Westwood Apts	Orlando, FL	259	243	94%	82%
The Hunt Apartments	Oklahoma City, OK	216	206	95%	94%
Greenbriar Apartments	Tulsa, OK	120	110	92%	80%
Oakwell Farms Apartments	Nashville, TN	414	348	84%	78%
Oakhurst Apartments	Ocala, FL	214	202	94%	89%
Belvedere Apartments	Naples, FL	162	142	88%	82%
		3,335	3,065	92%	82%
The Exchange at Palm Bay	Palm Bay, FL	72,002 [2]	65,920 [2]	92%	NA

[1] Economic occupancy is presented for the nine months ended September 30, 2003, and is defined as the net rental income received during the period divided by the maximum amount of rental income that would be derived from each property if 100% occupied at current lease rental rates. This statistic is reflective of vacancy losses, rental concessions, delinquent rents, and non-revenue units such as model units and employee units.

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

Results of Operations

The financial results of the Company reflect the effects of the current weak multi-family housing market due to three primary factors: (i) recessionary conditions that have significantly weakened rental rates; (ii) record low interest rates that are making home ownership more affordable to both existing andprospective tenants; and (iii) increased costs to operate real estate. In response to these conditions, management will continue to focus on the attraction and retention of quality tenants, and on the effective cost management of operating expenses.

The following provides a more detailed discussion of the Company's financial results for the three and nine month periods ended September 30, 2003. Prior year information is that of the Partnership.

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Rental income decreased $241,341 or 4% for the three months ended September 30, 2003 compared to the same period in 2002. This decrease is attributable to an overall decline in the economic occupancy of the properties. The average economic occupancy was 79% for the three months ended September 30, 2003, compared to 84% for the three months ended September 30, 2002. This decline reflects the continuing need in many markets to provide rental concessions in order to attract and retain tenants.

Interest and dividend income decreased $27,054, or 30%, for the quarter ended September 30, 2003 compared to the same period in 2002. Dividend income increased $3,000 for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 due to purchases of additional corporate equity securities during the last two quarters of 2002. This increase was offset by a decrease in interest income caused by a decrease in the average interest rate earned on cash and cash equivalents. The average annualized interest rate earned on cash and cash equivalents was 1.04% for the third quarter of 2003, compared to 1.77% for the third quarter of 2002.

The Company recorded a valuation gain of $8,489 on its interest rate swap agreements in the third quarter of 2003, compared to a valuation gain of $9,425 during the same period in 2002.

Real estate operating expenses increased $6,309 for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Certain operating expenses such as advertising and referral fees have increased due to market competition; however most of the increase is offset by declines in other operating and maintenance expenses.

Depreciation expense for the third quarter of 2003 was consistent with the same period in 2002 due to having no acquisitions or dispositions of real estate properties and making limited capital improvements to existing properties during the periods under comparison.

Interest expense decreased $43,326 or 4% for the quarter ended September 30, 2003 compared to the same period in 2002. This is primarily due to a decrease in the interest rate on the Company's variable-rate debt. Approximately 13% of the Company's bonds and mortgage notes payable bear interest at variable rates at September 30, 2003. The average variable rate was 1.45% for the three months ended September 30, 2003, compared to 1.94% for the three months ended September 30, 2002.

Amortization of debt financing costs for the three months ended September 30, 2003 is consistent when compared to the same period in 2002.

General and administrative expenses decreased $5,773 or 1% and remained relatively flat for the quarter ended September 30, 2003 compared to the third quarter 2002.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Rental income decreased $650,819 or 3% for the nine months ended September 30, 2003 compared to the same period in 2002. This decrease is attributable to an overall decline in the economic occupancy of the properties. The average economic occupancy was 81% for the nine months ended September 30, 2003, compared to 85% for the nine months ended September 30, 2002. This decline reflects the continuing need in many markets to provide rental concessions in order to attract and retain tenants.

Interest and dividend income decreased $33,867, or 14%, for the nine months ended September 30, 2003 compared to the same period in 2002. Dividend income increased $60,944 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 due to purchases of additional corporate equity securities during the final two quarters of 2002. This increase was offset by a decrease in interest income caused by a decrease in the average interest rate earned on cash and cash equivalents. The average annualized interest rate earned on cash and cash equivalents was 1.21% for the first nine months of 2003, compared to 1.83% for the same period of 2002.

The Company recorded a valuation gain of $25,813 on its interest rate swap agreements in the first nine months of 2003, compared to a valuation gain of $13,500 during the same period in 2002. The increase in the gain is attributable to a decrease in the average rates on which the estimated fair value of the swap agreements is calculated.

On June 26, 2003, the Jefferson Place Apartments were sold and the Company recorded a gain of $4,444,452 on the repayment of its subordinate note due from Jefferson Place Apartments. The total gain is comprised of $2,709,040 of cash proceeds from the sale less $352,777 of written off receivables for a net cash gain of $2,356,263. The Company also recorded a $2,088,189 non-cash gain representing the reversal of a loss reserve. The subordinate note due from Jefferson Place Apartments had an original principal value of $3,500,000, a net book value of $0, and was received by the predecessor partnership in 1997 in connection with the re-issuance of the formerly owned Jefferson Place tax-exempt bonds. The subordinate note represented unpaid tax-exempt interest and principal. Therefore, the gain is not subject to Federal income taxes. In connection with the 1997 re-issuance, the predecessor partnership also pledged as collateral its Retreat Apartments and recorded a loss reserve of $2,088,189 for the guarantee. The loss reserve represented management's best estimate of the potential guarantee loss based upon the estimated fair values of the respective properties at the inception of the guarantee and was reversed on June 26, 2003, when the Company was relieved of its guarantee via the sale of Jefferson Place. No such gain was recorded during the nine months ended September 30, 2002.

Real estate operating expenses decreased $157,506 or 2% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This decrease is attributable to the decline in apartment occupancy and the effective management and containment of operating expenses.

Depreciation expense for the first nine months of 2003 increased $36,073 or 1% over the same period in 2002. This increase is due to capital improvements made to existing properties. There were no acquisitions or dispositions of real estate properties during the periods under comparison.

Interest expense decreased $39,045 or 1% for the nine months ended September 30, 2003. This is primarily due to a slight decrease in the interest rate on the Company's variable-rate debt. Approximately 13% of the Company's bonds and mortgage notes payable bear interest at variable rates at September 30, 2003. The average variable rate was 1.61% for the nine months ended September 30, 2003, compared to 1.93% for the nine months ended September 30, 2002.

Amortization of debt financing costs for the nine months ended September 30, 2003 is consistent when compared to the same period in 2002.

General and administrative expenses increased $64,411 or less than 5% for the nine months ended September 30, 2003 compared to the same period in 2002. This increase is attributable to increases in compensation expenses, insurance expense and legal expenses.

Funds from Operations

The Company's funds from operations ("FFO") decreased $228,619 or 18% to $1,029,092 for the third quarter of 2003, compared to $1,257,711 for the same period in 2002. This is primarily due decreased rental revenues resulting from lower economic occupancy.

FFO increased $3,898,775 or 90% to $8,232,219 for the first nine months of 2003, compared to $4,333,444 for the same period in 2002. This is primarily due to the gain on the subordinate note from Jefferson Place Apartments of $4,444,452. Excluding this gain, FFO would have decreased $545,677 between the two periods, primarily due to decreased rental revenues resulting from lower economic occupancy.

The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT") which define FFO as net income (loss) computed in accordance with GAAP, excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after comparable adjustments for an entity's portion of these items related to unconsolidated entities and joint ventures. The following table sets forth a reconciliation of the Company's net income as determined under GAAP and its FFO for the three and nine month periods ended September 30, 2003 and 2002.

The Company's capitalization policy for its real estate capital improvements has a significant effect on its FFO. Real estate costs that are accounted for as expenses are a deduction in FFO. Alternatively, real estate costs that are capitalized are not an expense that is deducted from FFO, but are depreciated and the related depreciation expense is added to FFO. The Company's capitalization policy is to treat most recurring capital improvements, such as appliances, vinyl flooring and carpet as expenses, and this may cause the Company's reported FFO to be lower than peer companies that capitalize recurring improvements of these types..

The Company considers FFO to be a key measure of its performance as it adds back the Company's significant non-cash expense of depreciation. Although the Company considers FFO to be a key measure of its operating performance, FFO should not be considered as an alternative to GAAP net income as an indication of the Company's financial performance. In addition, FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative thereto as a measure of the Company's liquidity or as an indicator of the funds available to the Company to meet its cash needs. The Company's FFO may include funds that are unavailable for discretionary use due to requirements to conserve funds for capital expenditures, property acquisitions and other commitments and uncertainties. FFO reported by the Company may not be comparable to FFO reported by other entities that do not calculate FFO in accordance with the NAREIT definition or which interpret the NAREIT definition differently than the Company.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2003 increased $974,070 compared to the same period a year earlier primarily due to timing differences in the payment of payables. Cash provided by investing activities increased $3,927,335 for the first three quarters of 2003 compared to the same period in 2002 primarily due to net proceeds received on the repayment of the Jefferson Place subordinate note and by the increased purchase of corporate equity securities in 2002. Net cash used in financing activities for the nine months ended September 30, 2003 is consistent with the prior year and consists of dividend distributions and principal payments on bonds and mortgage notes payable.

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

The following table sets forth information regarding dividend distributions to shareholders for the nine months ended September 30, 2003 and cash distributions to BUC holders prior to the Merger during the periods shown:

At September 30, 2003, the Company had debt obligations under twelve financing arrangements with an aggregate principal balance outstanding of approximately $82,360,000. Such debt obligations consisted of ten tax-exempt mortgage bonds with an aggregate principal balance outstanding of approximately $64,900,000 and two mortgage notes payable with a combined principal amount outstanding of approximately $17,460,000. Six of the debt obligations which total approximately $35,800,000 require monthly, semiannual or annual payments of principal and interest while six bonds with an aggregate principal amount of approximately $46,560,000 require only semiannual payments of interest. Maturity dates range from September 2005 to March 2022. Approximately 87% of the Company's financing arrangements are fixed-rate obligations bearing a weighted average interest rate of 5.65% per annum at September 30, 2003. The remaining 13% of the financing arrangements are variable-rate obligations that had a weighted average interest rate of 1.61% for the nine months ended September 30, 2003. Each financing arrangement is a "non-recourse" obligation that is secured by a first mortgage or deed of trust on one or two of the Company's apartment complexes. Principal and interest payments on debt obligations are made solely from the net cash flow and/or net sale or refinancing proceeds of the mortgaged properties.

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

At September 30, 2003, approximately 87% of the Company's long-term borrowings consisted of fixed-rate financing. The remaining 13% consisted of variable-rate financing obtained through interest rate swap transactions. The Company had no short-term financing at September 30, 2003. Variations in interest rates affect the Company's cost of borrowing on its variable-rate financing. The interest rates payable by the Company on these obligations increase or decrease with certain index interest rates. If the Company's borrowing costs increase, the amount of cash available for distribution to shareholders would decrease.

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

As the table above incorporates only those exposures that existed as of September 30, 2003, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's risk mitigating strategies at that time and interest rates.

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

(b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to affect, the Company's internal controls over financial reporting.

Part II. Other Information

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

Dated: November 6, 2003 AMERICA FIRST APARTMENT INVESTORS, INC.

/s/ John. H. Cassidy

John H. Cassidy

President and Chief Executive Officer