Form 10-K
period 2003-12-31
AMERICA FIRST APARTMENT INVESTORS INC
filed 2004-03-18
CIK 1175167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

FORM 10-K

(Printable Version)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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
YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES [ ] NO [X]

The aggregate market value of the registrant's common stock held by non-affiliates based on the final sales price of the shares on the last business day of the registrant's most recently completed second fiscal quarter was $46,179,014.

As of March 10, 2004, there were 5,074,897 outstanding shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Registration Statement on Form S-4 (No. 333-111036) are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

PART I

Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for the Company's Common Equity and Related
Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition
and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting
and Financial Disclosure

Item 9A. Controls and Procedures

PART III

Item 10. Directors and Executive Officers of the Company
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions
Item 14. Principle Accounting Fees and Services

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

SIGNATURES

PART I

Item 1. Business.

America First Apartment Investors, Inc. (the "Company") was formed on March 29, 2002 under the Maryland General Corporation Law and is taxed as a real estate investment trust ("REIT") for Federal income tax purposes. The Company is the successor to America First Apartment Investors, L.P. (the "Partnership") which merged with the Company as of January 1, 2003. As a result of this merger, the Company assumed the assets, liabilities and business operations of the Partnership. The Company had no material assets or operations prior to its merger with the Partnership. Accordingly, any operations or financial results of the Company described herein for periods prior to January 1, 2003 are those of the Partnership.

Operating and Investment Strategy

The Company's operating and investment strategy primarily focuses on multifamily apartment properties as long-term investments. The Company's operating goal is to generate increasing amounts of net rental income from these properties that will allow it to increase dividends paid on its common stock. In order to achieve this goal, management of these multifamily apartment properties is focused on: (i) maintaining high occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties ; (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas; and (iv) continuing to expand the number of properties in its portfolio. As of December 31, 2003, the Company owns 15 multifamily apartment properties containing a total of 3,335 rental units and a 72,002 square foot office/warehouse facility. The Company's multifamily apartment properties are located in the states of Florida, Tennessee, Georgia, Oklahoma, Arizona, California and Illinois. The Company focuses its acquisition efforts on established multifamily apartment properties located throughout the United States. In particular, the Company seeks out properties that it believes have the potential for increased revenues through more effective management. In connection with each potential property acquisition, the Company reviews many factors, including the following: (i) the location of the property; (ii) the construction quality, condition and design of the property; (iii) the current and projected cash flow generated by the property and the potential to increase cash flow through more effective management; (iv) the potential for capital appreciation of the property; (v) the potential for rental rate increases; (vi) the economic situation in the community in which the property is located and the potential changes thereto; (vii) the occupancy and rental rates at competing properties; and (viii) the potential for liquidity through financing or refinancing of the property or the ultimate sale of the property. The Company does not have any limitations on the percentage of its assets which may be invested in any one property or on the number of properties that it may own in any particular geographic market.

The Company may also invest in other types of real estate assets including:

          (i)  Agency Securities which are mortgage-backed securities issued or guaranteed as to the payment of principal or interest by an agency of the U.S. government or a federally-chartered corporation such as the Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). Agency Securities acquired by the Company are secured by pools of first mortgage loans on single-family residences. Agency Securities held by the Company bear interest at an adjustable interest rate or at a fixed rate for an initial period of time (typically one to three years) and then convert to a one-year adjustable rate for the remaining loan term. As of December 31, 2003, the Company had Agency Securities with a fair market value of approximately $36 million.

         (ii)  Mezzanine-level financing provided to unaffiliated developers of residential real estate which can take a variety of forms including subordinated mortgage loans and preferred equity investments. These mezzanine level investments will generally be structured to provide the Company with a minimum return by way of a fixed base rate of interest or preferred dividend as well as the opportunity to participate in the excess cash flow and sales proceeds of the underlying apartment property through the payment of participating interest and additional dividends. As of December 31, 2003, the Company did not have any investments of this type.

        (iii)  Equity investments in other REITs and similar real estate companies, which can include publicly-traded common and preferred stocks. The Company may also acquire controlling and non-controlling interests in other real estate businesses such as property management companies. As of December 31, 2003, the Company had investments of this type with a fair market value of approximately $2.2 million.

By including investments in Agency Securities, mezzanine-level financing of apartment properties, and investments in other real estate companies, the Company seeks to supplement and stabilize its cash flow by investing in assets that are less affected by the variables that affect the cash flow generated by investments in apartments. In addition, investments in Agency Securities will allow the Company to quickly invest the proceeds from the sale of additional stock or from the sale of any of its real property investments at potentially higher returns than traditional money market investments. The overall mix of these various types of investments will vary from time to time as the Company seeks to take advantage of opportunities in the real estate industry. In general, however, it is anticipated that at least 80% of the Company's equity capital will be invested in multifamily apartment properties.

All investments made by the Company must be made in compliance with applicable requirements for maintaining its status as a REIT for Federal income tax purposes. As a REIT, the Company is generally not subject to Federal income taxes on distributed income. To maintain qualification as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of the REIT's ordinary taxable income to shareholders. It is the Company's current intention to adhere to these requirements and maintain its REIT status.

Financing Strategies

The Company has the authority to finance the acquisition of additional real estate in a variety of manners, including borrowings in the form of taxable or tax-exempt mortgage loans secured by the acquired properties and borrowing against existing unencumbered assets, including the use of repurchase agreements collateralized by its Agency Securities. In addition, the Company may sell existing properties and reinvest the net proceeds from a sale in additional properties.

As of December 31, 2003, the Company had net debt obligations under twelve financing arrangements with an aggregate principal balance of approximately $82.2 million, all of which is secured by mortgages on its properties. In addition, the Company has approximately $33 million of borrowings under repurchase agreements which are collateralized by Agency Securities secured by first mortgages on multifamily properties. The Company does not have any limitations on the number or amount of mortgages which may be placed on any one property.

In addition, the Company has the authority to raise additional equity capital through the issuance of additional shares. If the Company decides to sell shares, it may do so in a number of different manners, including a rights offering directly to existing shareholders, an underwritten public offering or in a private placement negotiated with a small number of investors. The Company may also issue shares to the owners of multifamily apartment properties that it acquires as full or partial payment for those properties.

Proposed Merger

The Company has entered into a merger agreement with America First Real Estate Investment Partners, L.P. ("AFREZ") under which AFREZ will merge with and into the Company. The Company will be the surviving corporation of the merger and will acquire all the assets and assume all the liabilities of AFREZ, including its 14 multifamily apartment properties. Persons holding Units representing assigned limited partnership interests in AFREZ on the effective date of the merger will become stockholders of the Company. Each Unit will be converted into the right to receive (i) 0.7910 shares of the Company's common stock, which approximates the ratio of the average closing sale price of the Units and the Company's common stock over the 30 trading days prior to the execution of the merger agreement plus (ii) a cash payment of $0.39 which is intended to provide cash to Unit holders to pay state and Federal income taxes arising from the merger. Approximately 5,376,470 shares of the Company's common stock will be issued to Unit holders in the merger, subject to adjustment for fractional shares. In addition, the General Partner will be issued 54,308 shares of the Company's common stock plus a cash payment of $26,776 in exchange for its general partner interest in AFREZ. Stockholders of the Company on the effective date of the merger will continue to own their shares of the Company's common stock, but these shares will only represent approximately 48% of the total shares of the Company's common stock outstanding after the merger. The proposed merger is subject to a number of conditions, including the approval by the holders of a majority of the outstanding Units of AFREZ and of the outstanding shares of the Company's common stock.

The proposed merger will create a company with assets having a book value of over $300 million and with over 10 million shares of common stock outstanding with a fair market value of approximately $120 million. After the merger, the Company will continue its current operating and investment strategies, but expects to have a greater ability to raise additional equity capital in order to make additional real estate investments. The Company intends to continue to operate as a REIT after the merger.

Management and Employees

The Company is an externally-managed REIT and has entered into an Advisory Agreement (the "Agreement") with America First Apartment Advisory Corporation (the "Advisor") under which the Advisor manages the day-to-day operations and provides other management services to the Company under the supervision of the Company's Board of Directors. The Advisor also acts as a consultant with respect to investment and policy decisions and provides the Company with its executive and administrative personnel and services. The Company has no employees of its own.

The Company pays an administrative fee to the Advisor for the services it provides under the Agreement. The administrative fee is equal to 0.60% per annum on the value of real estate properties and the outstanding principal of mezzanine financing provided by the Company to unaffiliated developers of residential real estate. However, the amount of the administrative fee paid to the Advisor under this term of the Agreement will be reduced to 0.50% per annum of those amounts in excess of $250,000,000 for any calendar year in which the Company generates Funds from Operations ("FFO") of less than $1.60 per average common share outstanding. The Advisor may also receive a separate fee in connection with the identification, evaluation and acquisition of real estate assets that the Company acquires. This acquisition fee will be equal to 1.25% of the gross purchase price paid for such real estate assets. The Advisor also earns an administrative fee of 0.25% per annum of the outstanding principal balance of all Agency Securities held by the Company with an incentive equal to 20% of the amount by which the total net interest income realized by the Company from its portfolio of Agency Securities during each calendar month exceeds the average dollar amount of stockholders' equity invested in Agency Securities during the month times the composite dividend yield reported by the National Association of Real Estate Investment Trusts ("NAREIT") for equity REITs which invest in residential apartment properties. The Advisor has retained an unaffiliated sub-advisor to advise it with respect to the Company's investments in Agency Securities. All fees paid to this sub-advisor are paid by the Advisor and none are paid by the Company. The Company will also reimburse the Advisor and its affiliates for certain out-of-pocket expenses that it incurs in connection with the carrying out of the Company's business activities.

The Advisor has agreed to lower the administrative fee it charges the Company for real estate properties and mezzanine investments from 0.60% per annum to 0.55% per annum when the proposed merger with AFREZ is completed.

The Company also retains America First Properties Management Company L.L.C. to provide on-site property management for the Company's multifamily apartment properties. The Company pays the property manager monthly fees ranging from 4.0% to 4.5% of gross rental revenues of these properties for these services. The property manager is an affiliate of the Advisor.

Competition

In each city in which the Company's properties are located, these properties compete with a substantial number of other multifamily properties. Multifamily properties also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. In order to maintain occupancy rates and attract quality tenants, the Company may also offer rental concessions, such as free rent to new tenants for a stated period. The Company also competes by offering apartments in attractive locations and providing tenants with amenities such as recreational facilities, garages and pleasant landscaping. The Company also emphasizes maintenance and property physical condition.

Environmental Matters

The Company believes that each of its properties is in compliance, in all material respects, with federal, state and local regulations regarding hazardous waste and other environmental matters and is not aware of any environmental contamination at any of its properties that would require any material capital expenditure by the Company for the remediation thereof.

Risk Factors

The financial condition and result of operations of the Company are affected by various factors, many of which are beyond the Company's control. These include the following:

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

The Company finances its real estate investments with mortgage debt and this subjects the Company to the risk that cash flow may not be sufficient to meet required payments of principal and interest on its debt. In addition, the existing terms of certain of the Company's bonds and mortgages payable require that only a small portion of the principal of its debt will be repaid prior to maturity. Therefore, the Company is likely to need to refinance at least a portion of the outstanding debt as it matures if it intends to continue owning the property. There is a risk that the terms of the refinancing will not be as favorable as the existing debt. The Company's ability to pay dividends to its shareholders is subordinated to the payment of debt service on its debt and other borrowings.

Real estate financed with tax-exempt debt is subject to certain restrictions.

The Company has and may in the future use tax-exempt financing to finance the acquisition of multifamily properties. While this type of financing generally offers lower interest rates than conventional financing, it subjects the financed property to certain restrictive covenants, including a requirement that a percentage of the apartment units in each property be occupied by residents whose income does not exceed a percentage of the median income for the area in which the property is located. It is possible that such covenants may cause the rents charged by these properties to be lowered, or rent increases foregone, in order to attract enough residents meeting the income requirements. In the event the Company does not comply with these restrictions, the interest on the bonds could become subject to Federal and state income tax, which would result in either an increase in the interest rate on the bonds or an early redemption of these bonds that would force the Company to obtain alternative financing or sell the property financed by the bond.

Fluctuating interest rates may affect the Company's earnings.

The Company's variable rate bonds payable bear interest at short-term variable rates. The short-term rate on the variable rate bonds payable is an index rate which is reset weekly. Increases in the short-term interest rates would increase interest expense on such borrowings.

The Company's borrowings under repurchase agreements all bear interest at short-term fixed rates. An increase in market interest rates would cause the interest rates of the obligations to increase when and if they are renewed upon maturity.

If interest rates increase, the Company will have to pay more interest on this debt, but would not necessarily be able to increase rental income from its multifamily apartment properties. Therefore, an increase in interest rates may reduce the Company's earning and this may reduce the amount of funds available for distribution to the Company's shareholders and the market price of its common stock.

The Company's multifamily apartment properties may be illiquid and their value may decrease.

The Company's investments in multifamily apartment properties are relatively illiquid. The ability to sell these assets, and the price received upon sale are affected by a number of factors including the number of potential and interested buyers, the number of competing properties on the market in the area and a number of other market conditions. As a result, the Company may not be able to recover its original purchase price upon sale.

The Company is subject to risks associated with its investments in Agency Securities that differ from those involved with owning multifamily apartment properties.

Prepayments are the primary feature of Agency Securities that distinguishes them from other types of fixed income investments and can occur when a homeowner sells or refinances his home. Prepayments usually can be expected to increase when mortgage interest rates decrease significantly and decrease when mortgage interest rates increase, although such effects are not entirely predictable. While a certain percentage of the pool of mortgage loans underlying Agency Securities are expected to prepay during a given period of time, the prepayment rate can, and often does, vary significantly from the anticipated rate of prepayment. Prepayments generally have a negative impact on the Company's financial results, the effects of which depends on, among other things, the amount of unamortized premium on the securities, the reinvestment lag and the reinvestment opportunities.

The Company's financing strategy for its portfolio of Agency Securities uses a leverage rate of approximately eight times equity capital and by borrowing against a substantial portion of the market value of its Agency Securities in the form of repurchase agreements. If interest income on the Agency Securities purchased with borrowed funds fails to cover the cost of the borrowings, the Company will experience net interest losses and may experience net losses from operations. The return earned by the Company on its Agency Securities may be reduced if the interest rates on the underlying mortgage loans do not adjust as quickly or as much as necessary in order to match interest rate increases that may occur on the borrowings used by the Company to finance Agency securities. In addition, fluctuations in the market value of the Agency Securities may result from changing interest rates. Accordingly, investments made by the Company in Agency Securities may result in lower earnings per share or losses and, as a result, could reduce the amount of cash available for distribution to stockholders.

There are risks associated with making mezzanine investments that differ from those involved with owning multifamily apartment properties.

In general, mezzanine level financing provided by the Company will be subordinate to senior lenders on the financed properties. Accordingly, in the event of a default on investments of this type, senior lenders will have a first right to the proceeds from the sale of the property securing their loan and this may result in the Company receiving less than all principal and interest it is owned on its mezzanine level financing. Also, since mezzanine level financings are expected to participate in the cash flow or sale proceeds from a financed property, they may carry a base interest rate different than a non-participating financing.

The issuance of additional shares of stock by the Company could cause the price of its stock to decline.

The Company has the authority to issue additional equity. These may be shares of common stock or shares of one or more classes of preferred stock. Shares of preferred stock, if any, would have rights and privileges different from the Company's common stock, which may include preferential rights to receive dividends. The issuance of additional common stock or other forms of equity could cause dilution of the existing shares of common stock and a decrease in the market price of the common stock.

There are a number of risks associated with being taxed as a REIT.

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

Segment Information

The Company's reportable segments consist of (i) its multifamily apartment properties; (ii) its commercial property; and (iii) its investment in Agency Securities

The Company defines each of its multifamily apartment properties as an individual operating segment. It has determined that all multifamily apartment properties have similar economic characteristics and meet the other criteria which permit the multifamily apartment properties to be aggregated into one reportable segment, that being the acquiring, holding, operating and selling of multifamily apartment properties. The Company's chief operating decision-makers assess and measure segment operating results based on a performance measure referred to as net operating income at the property level. Net operating income for each multifamily apartment property represents its net rental revenues less its real estate operating expenses.

The Company's commercial property is defined as a separate individual operating segment. The Company's chief operating decision-makers assess and measure segment operating results based on a performance measure referred to as net operating income at the commercial property level. Net operating income for the commercial property represents its net lease revenues less its real estate operating expenses.

The Company assesses the performance of its investment in mortgage-backed securities by calculating its net interest income earned on these securities. Net interest income is calculated as mortgage-backed securities interest income, less premium amortization, less interest expense incurred on the financing used to acquire these securities. All of the Company's mortgage-backed securities are combined into one reportable segment for this purpose (the Company did not have this segment for years 2002 and prior).

The revenues, net operating income, net income and total assets for the Company's reportable segments for the years ended December 31, 2003, 2002 and 2001 are included in Note 17 to the Company's Consolidated Financial Statements filed in response to Item 8 of this report.

Information Available on Website

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases are available free of charge at http://www.am1st.com as soon as reasonably practical after they are filed with the Securities and Exchange Commission ("SEC"). Follow the links to Real Estate Funds and America First Apartment Investors, Inc.

Item 2. Properties.

Properties owned by the Company as of December 31, 2003 are described in the following table:

Property Name	Location	Number of Units	Average Square Feet Per Unit		Federal Tax Basis		2003 Annual Real Estate Tax Expense
Jackson Park Place	Fresno, CA	296	822	$	8,194,643	$	159,703
Covey at Fox Valley	Aurora, IL	216	948		6,436,770		306,005
The Park at Fifty Eight	Chattanooga, TN	196	876		2,524,068		106,986
Shelby Heights	Bristol, TN	100	980		1,552,379		60,030
Coral Point	Mesa, AZ	336	780		6,096,078		128,751
Park at Countryside	Port Orange, FL	120	720		2,187,273		59,732
The Retreat	Atlanta, GA	226	855		5,528,394		133,506
Park Trace Apartments	Norcross, GA	260	806		7,835,943		156,063
Littlestone at Village Green	Gallatin, TN	200	987		7,714,844		121,950
St. Andrews at Westwood Apartments	Orlando, FL	259	836		10,008,220		237,170
The Hunt Apartments	Oklahoma City, OK	216	693		6,310,305		67,078
Greenbriar Apartments	Tulsa, OK	120	666		3,649,241		39,445
Oakwell Farms Apartments	Nashville, TN	414	800		13,139,392		248,590
Oakhurst Apartments	Ocala, FL	214	790		7,457,195		133,575
Belvedere Apartments	Naples, FL	162	829		7,339,385		136,272
		3,335		$	95,974,130	$	2,094,856
The Exchange at Palm Bay	Palm Bay, FL	72,002	(1)		1,200,944		55,608
				$	97,175,074	$	2,150,464

(1) This is an office/warehouse facility. The figure represents square feet available for lease to tenants.

Depreciation is taken on a straight-line basis over the estimated useful lives of the properties (27-1/2 years on multifamily residential apartments and 31-1/2 years on The Exchange at Palm Bay).

The average annual physical occupancy rate and average effective annual rental rate per unit or per square foot for each of the properties for each of the last five years are listed in the following table. Information prior to the dates the properties were acquired by the Company is not available to the Company and, accordingly, is not included in the following table.

2003	2002	2001	2000	1999
JACKSON PARK PLACE					
Average Occupancy Rate	97%	98%	99%	99%	99%
Average Effective Annual Rental Per Unit	$ 7,606	$ 7,242	$ 6,711	$ 6,369	$ 6,219
COVEY AT FOX VALLEY					
Average Occupancy Rate	89%	89%	94%	97%	98%
Average Effective Annual Rental Per Unit	$ 9,002	$ 9,309	$ 9,918	$ 9,569	$ 9,406
THE PARK AT FIFTY EIGHT					
Average Occupancy Rate	76%	84%	87%	93%	96%
Average Effective Annual Rental Per Unit	$ 4,496	$ 4,510	$ 4,596	$ 5,165	$ 5,236
SHELBY HEIGHTS					
Average Occupancy Rate	97%	94%	95%	97%	93%
Average Effective Annual Rental Per Unit	$ 6,215	$ 6,060	$ 6,097	$ 6,132	$ 5,663
CORAL POINT					
Average Occupancy Rate	84%	88%	93%	94%	94%
Average Effective Annual Rental Per Unit	$ 5,052	$ 5,496	$ 6,262	$ 6,244	$ 6,130
PARK AT COUNTRYSIDE					
Average Occupancy Rate	96%	94%	96%	98%	99%
Average Effective Annual Rental Per Unit	$ 6,771	$ 6,859	$ 6,855	$ 6,867	$ 6,725
THE RETREAT					
Average Occupancy Rate	93%	92%	97%	99%	97%
Average Effective Annual Rental Per Unit	$ 6,393	$ 7,064	$ 7,722	$ 7,587	$ 7,233
PARK TRACE APARTMENTS					
Average Occupancy Rate	97%	97%	97%	99%	96%
Average Effective Annual Rental Per Unit	$ 7,144	$ 7,864	$ 8,088	$ 7,914	$ 7,353
LITTLESTONE AT VILLAGE GREEN					
Average Occupancy Rate	93%	94%	93%	91%	94%
Average Effective Annual Rental Per Unit	$ 6,818	$ 7,179	$ 7,031	$ 6,847	$ 7,286
ST. ANDREWS AT WESTWOOD APARTMENTS					
Average Occupancy Rate	94%	90%	94%	96%	95%
Average Effective Annual Rental Per Unit	$ 7,507	$ 7,243	$ 7,798	$ 8,020	$ 7,816
THE HUNT APARTMENTS					
Average Occupancy Rate	96%	96%	98%	99%	98%
Average Effective Annual Rental Per Unit	$ 5,704	$ 5,728	$ 5,715	$ 5,505	$ 5,274
GREENBRIAR APARTMENTS					
Average Occupancy Rate	91%	91%	95%	95%	96%
Average Effective Annual Rental Per Unit	$ 5,252	$ 5,526	$ 5,875	$ 5,744	$ 5,755
OAKWELL FARMS APARTMENTS					
Average Occupancy Rate	90%	93%	93%	92%	96%
Average Effective Annual Rental Per Unit	$ 6,013	$ 6,638	$ 6,339	$ 6,519	$ 6,568
OAKHURST APARTMENTS					
Average Occupancy Rate	94%	95%	96%	97% (2)	N/A
Average Effective Annual Rental Per Unit	$ 6,620	$ 6,739	$ 6,426	$ 6,402	$ N/A
BELVEDERE APARTMENTS					
Average Occupancy Rate	89%	91%	99%	98% (2)	N/A
Average Effective Annual Rental Per Unit	$ 7,973	$ 8,205	$ 8,658	$ 8,629	$ N/A
THE EXCHANGE AT PALM BAY					
Average Occupancy Rate	92%	89%	93%	79%	63%
Average Effective Annual Rental Per Square Foot	$ 9.24	$ 10.24	$ 9.59	$ 8.51	$ 7.77

(1) Based on information from April 27, 1999, the date of acquisition, through December 31, 1999.

(2) Occupancy rate at December 31, 2000. (Property was acquired on December 6, 2000.)

In the opinion of the Company's management, each of the properties is adequately covered by insurance. For additional information concerning the properties, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 to the Company's Consolidated Financial Statements. A discussion of general competitive conditions to which these properties are subject is included in Item 1 of this report.

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its properties was subject.

Although the Company is not a named defendant, in connection with the proposed merger with AFREZ, a purported class action lawsuit was filed in the Delaware Courts by two unit holders of AFREZ. Among other things, the plaintiff's have alleged that the amount of stock and cash to be paid by the Company to the Unit holders of AFREZ is insufficient and should be increased. The Company is unable to predict the outcome of this litigation or its potential to delay or prevent the completion of the proposed merger with AFREZ.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ending December 31, 2003 to a vote of the Company's security holders.

PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters.

(a) Market Information. Shares of the Company trade on the NASDAQ National Market System under the trading symbol "APRO". Prior to the merger with the Partnership on January 1, 2003, the BUCs traded on the NASDAQ National Market System under the trading symbol "APROZ". The following table sets forth the high and low sale prices for the shares for each quarterly period in 2003 and for the BUCs for each quarterly period in 2002.

(b) Shareholders. The approximate number of shareholders on March 10, 2004 was 2,250.

(c) Dividends and Distributions. Dividends to shareholders were made on a quarterly basis during 2003 and distributions to BUC holders were made on a quarterly basis during 2002. Total dividends or distributions paid or accrued to shareholders or BUC holders during the fiscal years ended December 31, 2003 and 2002 equaled $5,074,649 and $5,023,067, respectively. The dividends or distributions paid or accrued per share or BUC during the fiscal years ended December 31, 2003 and 2002 were as follows:

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for information regarding the sources of funds that will be used for cash dividends and for a discussion of factors which may adversely affect the Company's ability to make cash distributions at the same levels in 2004 and thereafter.

Item 6. Selected Financial Data.

Set forth below is selected financial data for the Company for the five years ended December 31, 2003. Information for periods prior to January 1, 2003 represents the financial data of the Partnership. The information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto filed in response to Item 8 of this report.

For the Year Ended Dec. 31, 2003	For the Year Ended Dec. 31, 2002	For the Year Ended Dec. 31, 2001	For the Year Ended Dec. 31, 2000	For the Year Ended Dec. 31, 1999
Rental income	$ 24,122,748	$ 24,861,983	$ 25,409,919	$ 22,458,290	$ 20,637,801
Real estate operating expenses	(13,021,792)	(12,867,478)	(12,131,077)	(10,724,326)	(10,017,626)
Depreciation	(5,001,289)	(4,964,051)	(4,937,858)	(4,349,412)	(4,150,310)
Interest and dividend income	331,056	317,108	606,931	1,133,180	963,069
Gain (loss) on interest rate swap agreements	(11,100)	5,674	17,000	-	-
Gain on Jefferson Place subordinate note	4,444,259	-	-	-	-
Interest expense	(4,304,801)	(4,329,869)	(4,479,712)	(4,036,891)	(3,608,220)
Amortization of debt financing costs	(287,946)	(260,925)	(270,979)	(255,943)	(209,977)
General and administrative expenses	(1,910,354)	(1,772,919)	(1,726,124)	(1,619,001)	(1,548,118)
Net income	$ 4,360,781	$ 989,523	$ 2,488,100	$ 2,605,897	$ 2,066,619
Net income, basic and diluted, per share (BUC)	$ 0.86	$ 0.19	$ 0.48	$ 0.50	$ 0.38
Dividends (distributions) declared and paid per share (BUC)	$ 1.0000	$ 1.0000	$ 0.9500	$ 0.9000	$ 0.8377
Investment in real estate, net of accumulated depreciation	$ 114,898,237	$ 119,490,678	$ 123,792,097	$ 128,342,928	$ 113,643,708
Total assets	$ 166,891,943	$ 136,853,894	$ 141,551,632	$ 144,804,412	$ 132,006,540
Bonds and mortgage notes payable	$ 82,215,444	$ 82,913,439	$ 83,569,659	$ 84,186,676	$ 69,092,444
Borrowings under repurchase agreements	$ 33,012,026	$ -	$ -	$ -	$ -
Cash flows from operating activities	$ 5,277,469	$ 5,278,903	$ 6,883,582	$ 9,700,521	$ 6,697,283
Cash flows from investing activities	$ (33,980,264)	$ (2,140,721)	$ (587,375)	$ (19,095,970)	$ (17,831,305)
Cash flows from financing activities	$ 27,250,855	$ (5,666,602)	$ (5,482,188)	$ 9,268,361	$ 5,876,274
Funds from Operations [(1)]	$ 9,362,070	$ 5,953,574	$ 7,425,958	$ 6,955,309	$ 6,216,929
Weighted average number of shares (BUCs) outstanding - basic	5,074,484	5,023,067	5,023,209	5,101,475	5,212,167

(1) FFO is calculated in accordance with the definition of FFO that is recommended by the National Association of Real Investment Trust (NAREIT). To calculate FFO under the NAREIT definition, depreciation and amortization expenses related to the Company's real estate, gains or losses realized from the disposition of real estate assets, and certain extraordinary items are added back to the Company's net income. The Company believes that FFO is helpful in understanding the Company's operating performance because FFO excludes the depreciation expense on real estate assets. While cost depreciation is recorded as an expense under accounting principles generally accepted in the United States ("GAAP"), and, therefore, reduces GAAP net income, the Company believes that historical cost depreciation of real estate assets does not generally correlated with actual changes in the fair value of its real estate since the value of these assets does not necessarily decrease predictably over time, as historical cost depreciation implies.

While the Company uses the NAREIT definition of FFO, the Company's FFO may not be comparable to other REITs or real estate companies with similar assets. This is due in part to the differences in capitalization policies used by different companies and the significant effect these capitalization policies have on FFO. Real estate costs incurred in connection with real estate operations which are accounted for as capital improvements are added to the carrying value of the property and depreciated over time whereas real estate costs that are expensed are accounted for as a current period expense. This affects FFO because costs that are accounted for as expenses reduce FFO. Conversely, real estate costs that are capitalized and depreciated are added back to net income to calculate FFO. The Company's capitalization policy is to treat most recurring capital improvements, such as appliances, vinyl flooring and carpet as expenses, and this may cause the Company's reported FFO to be lower than peer companies that capitalize recurring improvements of these types.

Although the Company considers FFO to be a useful measure of its operating performance, FFO should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

The following sets forth a reconciliation of the Company's net income as determined in accordance with GAAP and its FFO for the periods set forth.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations") contains forward-looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Company's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the real estate investments it has made constitute forward-looking statements. Shareholders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties, and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include local and national economic conditions, the amount of new construction, interest rates on single-family home mortgages and on the Company's variable-rate borrowings, government regulation, price inflation, the level of real estate and other taxes imposed on the properties, labor problems and natural disasters and other items discussed under "Risk Factors" in Item 1 of this report.

General

The Company's primary business is the operation of multifamily apartment properties as long-term investments. Accordingly, the Company's operating results will depend primarily on the net operating income generated by its multifamily apartment properties. This, in turn, will depend on the rental and occupancy rates of the properties and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. Several factors influence this, including local and national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

The multifamily real estate industry is experiencing soft market conditions in most markets nationwide, including many of those in which the Company owns properties. These conditions are primarily attributable to (i) slow or negative economic growth which has limited job creation and the number of new households, (ii) historically low mortgage interest rates which have made home ownership more affordable for many persons who would otherwise be renting apartments and (iii) continuous building of new apartment properties in markets that are already experiencing low vacancy rates. In response to these conditions, the Company has had to reduce rental rates and grant rental concessions to attract and retain quality tenants and maintain the physical occupancy levels at its properties. Nevertheless, the overall average physical occupancy of the Company's multifamily apartment properties has dropped from 92% during 2002 to 90% in 2003. In addition, the economic occupancy has declined. For the year ended December 31, 2003, the average economic occupancy of the Company's multifamily apartment properties was 81%, compared to 85% for the year ended December 31, 2002. Economic occupancy is defined as the net rental income divided by the maximum amount of rental income which could be derived from each property. This statistic is reflective of rental concessions, delinquent rents and other non-revenue units such as model units and employee units.

The following table sets forth certain information regarding the Company's real estate investments as of December 31, 2003:

Property Name	Location	Number of Units	Number of Units Occupied	Percentage of Units Occupied	Economic Occupancy [(1)]
Jackson Park Place	Fresno, CA	296	281	95%	96%
Covey at Fox Valley	Aurora, IL	216	183	85%	78%
The Park at Fifty Eight	Chattanooga, TN	196	147	75%	70%
Shelby Heights	Bristol, TN	100	99	99%	94%
Coral Point	Mesa, AZ	336	292	87%	70%
Park at Countryside	Port Orange, FL	120	107	89%	89%
The Retreat	Atlanta, GA	226	215	95%	73%
Park Trace Apartments	Norcross, GA	260	238	92%	78%
Littlestone at Village Green	Gallatin, TN	200	186	93%	80%
St. Andrews at Westwood Apts	Orlando, FL	259	239	92%	81%
The Hunt Apartments	Oklahoma City, OK	216	193	89%	93%
Greenbriar Apartments	Tulsa, OK	120	108	90%	79%
Oakwell Farms Apartments	Nashville, TN	414	374	90%	74%
Oakhurst Apartments	Ocala, FL	214	201	94%	83%
Belvedere Apartments	Naples, FL	162	154	95%	89%
		3,335	3,017	90%	81%
The Exchange at Palm Bay	Palm Bay, FL	72,002 [(2)]	65,920 [(2)]	92% [(2)]	NA

[(2)] This is an office/warehouse facility. The figures represent square feet available for lease to tenants and percentage of square feet occupied.

The Company did not acquire or sell any multifamily apartment properties during 2003. However, the Company did expand the types of assets in which it may invest during 2003 to include (i) mortgage-backed securities issued or guaranteed as to the payment of principal or interest by an agency of the U.S. government or a federally-chartered corporation such as the FNMA, GNMA or the FHLMC ("Agency Securities"); (ii) mezzanine-level financing provided to unaffiliated developers of residential real estate which can take a variety of forms including subordinated mortgage loans and preferred equity investments; and (iii) equity investments in other REITs and similar real estate companies, which can include publicly-traded common and preferred stocks, as well as controlling and non-controlling interests in other real estate businesses such as property management companies. As of December 31, 2003, the Company held Agency Securities with a fair market value of approximately $36 million and investments in other real estate companies with a fair market value of approximately $2.2 million.

By investing in Agency Securities, mezzanine-level financing of residential properties, and investments in other real estate companies, the Company seeks to supplement and stabilize its cash flow by investing in assets that are less affected by the variables that affect the cash flow generated by investments in apartments. In addition, investments in Agency Securities will allow the Company to quickly invest the proceeds from the sale of additional stock or from the sale of any of its real property investments at potentially higher returns than traditional money market investments. The overall mix of these various types of investments will vary from time to time as the Company seeks to take advantage of opportunities in the real estate industry. In general, however, it is anticipated that at least 80% of the Company's equity capital will be invested in multifamily apartment properties.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management of the Company to make a number of judgments, assumptions and estimates. The application of these judgments, assumptions and estimates can affect the amounts of assets, liabilities, revenues and expenses reported by the Company. All of the Company's significant accounting policies are described in Note 2 to the Company's Consolidated Financial Statements filed in response to Item 8 of this report. The Company considers the following to be its critical accounting policies as they involve judgments, assumptions and estimates that significantly affect the preparation of its consolidated financial statements.

Investment in Mortgage-backed Securities

Valuation Because all of the Company's investments in mortgage-backed securities are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values. The estimated fair values reflect the average of price quotes received from brokers, which are reviewed by the Company. Price quotes are subject to the brokers' judgments, assumptions and estimates.

Effect of classification of securities on earnings Because the Company's investments in mortgage-backed securities are classified as available-for-sale securities, changes in estimated fair values are recorded as adjustments to accumulated other comprehensive income, which is a component of stockholders' equity, rather than through earnings. The Company does not intend to hold any of its securities for trading purposes; however, if the Company's available-for-sale securities were classified as trading securities, there could be substantially greater volatility in the Company's earnings.

Investment in Real Estate

Establishment of depreciation policy - The Company's investment in real estate is carried on the balance sheet at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the related asset, generally 27-1/2 years on multifamily residential apartment buildings, 31-1/2 years on commercial buildings and five to fifteen years on capital improvements, and is calculated using the straight-line method. Depreciation of capital improvements on the Company's commercial property is based on the term of the related tenant lease using the straight-line method. Shorter or longer depreciable lives and method of depreciation directly impact depreciation expense recorded in earnings.

Establishment of capitalization policy - Maintenance and repairs are charged to expense as incurred, while significant improvements, renovations and replacements are capitalized. The Company's capitalization policy is based on management's judgment and is not necessarily consistent with companies of similar type as there is diversity in such accounting policies adopted by the real estate industry. The Company believes its policy is reasonable in that it capitalizes costs considered to add value to the property, while it expenses those costs which are considered recurring maintenance items. In particular, the cost of replacing carpet, vinyl flooring and appliances in individual apartments are expensed, although some real estate companies capitalize these costs.

The Financial Accounting Standards Board ("FASB") standard setting agenda includes a project to develop additional guidance regarding cost capitalization, which, upon adoption by the Company, may require a change in the Company's capitalization policy. A different capitalization policy could cause a fluctuation in the Company's earnings.

Review of properties for impairment - Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to the sum of its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. The recognition of an impaired property and the potential impairment calculation are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. The estimated future cash flow of each property is subject to a significant amount of uncertainty in the estimation of future rental receipts, future rental expenses, and future capital expenditures. Such estimates are affected by economic factors such as the rental markets and labor markets in which the properties operate, the current capitalization rates for properties in the rental markets, and tax and insurance expenses. Different conditions or different assumptions applied to the calculation may result in different results. The Company does periodically compare the results of its estimates with historical results to evaluate the reasonableness and accuracy of its estimates and adjusts its estimates accordingly.

Results of Operations

The tables below compare the results of the Company's operations for each year shown. As of January 1, 2003, the Company merged with America First Apartment Investors, L.P. (the "Partnership"). As a result of this merger, the Company assumed the assets, liabilities and business operations of the Partnership. The Company itself had no material assets or operations prior to its merger with the Partnership. Accordingly, the results of operations of the Company for all periods prior to January 1, 2003 are those of the Partnership.

For the Year Ended Dec. 31, 2003		For the Year Ended Dec. 31, 2002		For the Year Ended Dec. 31, 2001
Rental operations						
Rental income	$	24,122,748	$	24,861,983	$	25,409,919
Real estate operating expenses		(13,021,792)		(12,867,478)		(12,131,077)
Depreciation expense		(5,001,289)		(4,964,051)		(4,937,858)
Income from rental operations		6,099,667		7,030,454		8,340,984
Other income						
Interest and dividend income		331,056		317,108		606,931
Gain (loss) on interest rate swap agreements		(11,100)		5,674		17,000
Gain on Jefferson Place subordinate note		4,444,259		-		-
		4,764,215		322,782		623,931
Other expenses						
Interest expense		4,304,801		4,329,869		4,479,712
Amortization of debt financing costs		287,946		260,925		270,979
General and administrative expenses		1,910,354		1,772,919		1,726,124
		6,503,101		6,363,713		6,476,815
Net income	$	4,360,781	$	989,523	$	2,488,100

		Increase (Decrease) From 2002		Increase (Decrease) From 2001
Rental operations				
Rental income	$	(739,235)	$	(547,936)
Real estate operating expenses		154,314		736,401
Depreciation expense		37,238		26,193
Income from rental operations		(930,787)		(1,310,530)
Other income				
Interest and dividend income		13,948		(289,823)
Gain (loss) on interst rate swap agreements		(16,774)		(11,326)
Gain on Jefferson Place subordinate note		4,444,259		-
		4,441,433		(301,149)
Other expenses				
Interest expense		(25,068)		(149,843)
Amortization of debt financing costs		27,021		(10,054)
General and administrative expenses		137,435		46,795
		139,388		(113,102)
Net income	$	3,371,258	$	(1,498,577)

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

The principal difference between the Company's reported results of operations during 2003 compared to 2002 was the recognition of $4,444,259 of gain during the second quarter as a result of the repayment of the subordinate note held by the Company from the owners of Jefferson Place Apartments. Without this gain, the Company would have recorded a net loss of approximately $83,500 for the year. On June 26, 2003, the Jefferson Place Apartments were sold and the Company recorded a gain of $4,444,259 on the repayment of its subordinate note due from the owners of Jefferson Place Apartments. The total gain is comprised of $2,708,847 of cash proceeds from the sale less $352,777 of written off receivables for a net cash gain of $2,356,070. The Company also recorded a $2,088,189 non-cash gain representing the reversal of a loss reserve. The subordinate note due from the owners of Jefferson Place Apartments had an original principal value of $3,500,000, a net book value of $0, and was received by the Partnership's predecessor in 1997 in connection with the re-issuance of the Jefferson Place tax-exempt bonds which were originally owned by the Partnership's predecessor. The subordinate note represented unpaid tax-exempt interest and principal on the original bonds. In connection with the 1997 re-issuance, the Partnership's predecessor also issued a guarantee of the re-issued bonds that was collateralized by one of its other properties and recorded a loss reserve of $2,088,189 for the collateral guarantee. The loss reserve represented management's best estimate of the potential guarantee loss based upon the estimated fair values of the respective properties at the inception of the guarantee and was reversed on June 26, 2003, when the Company was relieved of its guarantee via the sale of Jefferson Place.

Rental income decreased $739,235 or 3.0% from 2002 to 2003, due to the decline in the economic occupancies of the properties. As discussed under "General," rental concessions have significantly increased in order to attract and retain qualified tenants, and have reduced net effective rental rates earned at the Company's properties. In addition, the average physical occupancy of the Company's multifamily apartment properties declined by 2% in 2003. As a result, the average effective annual rentals per unit of the Company's multifamily apartment properties decreased to $6,571 in 2003 from $6,777 in 2002.

Real estate operating expenses, comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees, increased $154,314 or 1.2% from 2002 to 2003. This is primarily due to an overall increase in the premium rates for property insurance, which was approximately $59,000 and increases in salaries and related expenditures of $135,000. This was slightly offset by reductions in management fees and contract expenses.

Depreciation expense increased $37,238 or 0.75% from 2002 to 2003 which is attributable to capital improvements of approximately $409,000 made during 2003.

Interest and dividend income increased a net $13,948 in 2003 compared to 2002. Of this increase, $68,684 is due to the purchase of mortgage-backed securities during the last quarter of 2003. The Company purchased mortgage-backed securities with a par value of $35,337,272 during the fourth quarter of 2003. The pools have stated rates ranging from 4.019% to 4.185% and various principal maturities. The premium paid related to these mortgage-backed securities will be amortized using the effective yield method over the life of the pools. Premium amortization of $4,313 was recognized as a deduction to interest income during 2003. Prior to the fourth quarter of 2003, the Company had no such investments and did not record any mortgage investment income. Offsetting this increase is a decrease in interest income earned on cash and cash equivalents which was primarily due to a decrease in the average interest rate earned on cash and cash equivalents. The average interest rate during 2002 was 1.79% compared to 1.12% for 2003.

The Company recorded a loss of $11,100 on its interest rate swap agreements in 2003, compared to a gain of $5,674 recorded in 2002. Such gains and losses are due to changes in the estimated valuation of the agreements.

Interest expense decreased $25,068 or 0.6% from 2002 to 2003 which is due to the decline in the average interest rate of the Company's variable rate debt which declined to 1.68% in 2003, compared to 2.03% in 2002. Approximately 13% of the Company's bonds and mortgage notes payable bear interest at variable rates as of December 31, 2003.

General and administrative expenses increased $137,435 or 7.8% from 2002 to 2003. This increase is primarily due to an increase in board fees, stock option compensation, salaries and employee benefits, insurance and accounting and legal fees. The Company incurred $38,390 of compensation expense related to its stock option plan. In addition, the Company has incurred increases in legal and accounting fees which are primarily due to the newly enacted Sarbanes-Oxley and other regulatory compliance requirements. These increases were partially offset by decreases in filing and servicing fees due to reduced rates.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Rental income decreased $547,936 or 2.2% from 2001 to 2002, due to the decline in the physical and economic occupancies of the properties. Rental concessions have significantly increased in order to attract and retain qualified tenants, and have reduced net effective rental rates. The average effective annual rentals per unit of the Company's multifamily apartment properties decreased from $6,939 in 2001 to $6,777 in 2002.

Real estate operating expenses, comprised principally of real estate taxes, property insurance, utilities, repairs and maintenance, property management fees, and salaries and related employee expenses of on-site employees, increased $736,401 or 6.0% from 2001 to 2002. This increase includes approximately $170,000 in non-recurring property tax expense. During 2002, the Company was billed an additional $170,000 in taxes for prior years which had not been previously billed, all of which was recorded by the Company during 2002. In addition, insurance expense increased approximately $286,000 due to significant increases in the premium rates for property insurance. Costs associated with increasing occupancy, such as advertising and marketing, also increased.

Depreciation expense increased $26,193 or 0.5% from 2001 to 2002 which is attributable to capital improvements of $663,000 made during 2002.

Interest and dividend income decreased $289,823 or 47.8% from 2001 to 2002. This decrease was primarily due to a decrease in the average interest rate earned on cash and cash equivalents. The average interest rate during 2001 was 4.46% compared to 1.79% for 2002. This decrease was partially offset by dividend income earned on the Company's corporate equity securities. The Company did not own any equity securities prior to the fourth quarter of 2001 and purchased $1,478,000 of additional securities during 2002.

The Company recorded a gain of $5,674 on its interest rate swap agreements in 2002, compared to a gain of $17,000 recorded in 2001. Such gains are due to changes in the estimated valuation of the agreements.

Interest expense decreased $149,843 or 3.3% from 2001 to 2002 which is due to the decline in the interest rate of the Company's variable rate debt. The average variable rate declined to 2.03% in 2002, compared to 3.23% in 2001. Approximately 13% of the Company's bonds and mortgage notes payable bear interest at variable rates as of December 31, 2002.

Amortization of debt financing costs decreased $10,054 or 3.7% from 2001 to 2002.

General and administrative expenses increased $46,795 or 2.7% from 2001 to 2002. This increase is primarily due to an increase in salaries and employee benefits and legal fees. These increases were partially offset by decreases in filing and servicing fees due to reduced rates.

Funds from Operations

The Company generated Funds from Operations ("FFO") of $9,362,070 in 2003 compared with $5,953,574 in 2002. The increase in FFO from 2002 to 2003 is primarily attributable to the gain on the repayment of the Jefferson Place subordinate note.

FFO is calculated in accordance with the definition of FFO that is recommended by the National Association of Real Investment Trust (NAREIT). To calculate FFO under the NAREIT definition, depreciation and amortization expenses related to the Company's real estate, gains or losses realized from the disposition of real estate assets, and certain extraordinary items are added back to the Company's net income. The Company believes that FFO is helpful in understanding the Company's operating performance because FFO excludes the depreciation expense on real estate assets. While cost depreciation is recorded as an expense under accounting principles generally accepted in the United States ("GAAP"), and, therefore, reduces GAAP net income, the Company believes that historical cost depreciation of real estate assets does not generally correlated with actual changes in the fair value of its real estate since the value of these assets does not necessarily decrease predictably over time, as historical cost depreciation implies.

While the Company uses the NAREIT definition of FFO, the Company's FFO may not be comparable to other REITs or real estate companies with similar assets. This is due in part to the differences in capitalization policies used by different companies and the significant effect these capitalization policies have on FFO. Real estate costs incurred in connection with real estate operations which are accounted for as capital improvements are added to the carrying value of the property and depreciated over time whereas real estate costs that are expensed are accounted for as a current period expense. This affects FFO because costs that are accounted for as expenses reduce FFO. Conversely, real estate costs that are capitalized and depreciated are added back to net income to calculate FFO. The Company's capitalization policy is to treat most recurring capital improvements, such as appliances, vinyl flooring and carpet as expenses, and this may cause the Company's reported FFO to be lower than peer companies that capitalize recurring improvements of these types.

Although the Company considers FFO to be a useful measure of its operating performance, FFO should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

The following sets forth a reconciliation of the Company's net income as determined in accordance with GAAP and its FFO for the periods set forth.

Liquidity and Capital Resources

The Company uses cash primarily to (i) pay the operating expenses of its multifamily apartment properties, including the cost of capital improvements and fees paid to its property manager; (ii) to pay the operating expenses of the Company's administration, including the fees paid to its Advisor; (iii) the payment of debt service on its bonds and mortgages payable; (iv) the acquisition of additional multifamily apartment properties, Agency Securities and other investments; and (v) the payment of dividends.

The Company believes that net cash provided by operations will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at its properties) and the continued payment of dividends at the rate of $1.00 per share per year. However, if there is any significant further deterioration to the amount of net cash flow generated by the Company's real estate investments, the Company's may have to consider decreasing its dividend rate.

The Company has the authority to finance the acquisition of additional real estate assets in a variety of manners, including raising additional equity capital, reinvestment of cash flow and borrowing. In general, the Company does not intend to use current cash flow as a primary method of financing acquisitions of additional real estate assets and does not intend to reduce dividend levels in order to finance property acquisitions. If the Company is able to complete the proposed merger with AFREZ it will have access to the uninvested capital of AFREZ and could apply some or all of this to the acquisition of additional properties, Agency Securities or other investments. However, the amount of uninvested cash available to the Company after the merger would be sufficient to allow the acquisition of only one additional apartment complex. The Company expects, however, that after the completion of the merger that it will be able to raise additional equity capital through an offering of additional shares of its common or preferred stock. However, at this time the Company has not entered into any underwriting agreements or other arrangements to do so and there is no assurance that it will be able to either complete the merger or raise additional equity capital after the merger.

In addition to the funds that the Company may raise through the issuance of additional equity capital, it may also be able to borrow money to finance the acquisition of additional real estate assets. Borrowing to acquire additional multifamily apartment properties is generally in the form of long-term taxable or tax exempt mortgage loans secured by the acquired properties. The amount of debt the Company can incur is not limited by its Charter or otherwise. In general, however, the amount of borrowing used to finance the overall multifamily apartment property portfolio is approximately 55% to 65% of the purchase price of these assets, although higher or lower levels of borrowings may be used on any single property.

The multifamily apartment properties which the Company currently owns are financed under twelve mortgage financings with an aggregate principal balance of $82.2 million as of December 31, 2003. These mortgages consisted of ten tax-exempt bonds with an aggregate principal balance outstanding of $64.8 million and two taxable mortgage notes payable with a combined principal balance of $17.4 million. Six of these mortgage obligations, totaling $35.7 million, require periodic payments of principal and interest, while the remaining six mortgage obligations require only semiannual payments of interest. Approximately 87% of these mortgage obligations bear interest at a fixed rate with a weighted average of 5.65% as of December 31, 2003. The remaining 13% of these mortgage obligations bear interest at variable rates, via interest rate swap agreements, that had a weighted average interest rate of 1.68% as of December 31, 2003. Maturity dates on these mortgage obligations range from September 2005 to July 2029. Each of these mortgage loans has been made on a nonrecourse basis, which means that the lender's source of payment in the event of a default is limited to foreclosure of the underlying property securing the mortgage loan.

Acquisitions of Agency Securities are principally financed with repurchase agreements. Repurchase agreements take the form of a sale of a security (in this case, an Agency Security owned by the Company) to a counterparty at an agreed upon price in return for the counterparty's simultaneous agreement to resell the same securities back to the owner at a future date at a higher price. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a borrowing under which the Company pledges Agency Securities that it already owns as collateral to secure a short-term loan with a counterparty. The borrowings are then used to acquire additional Agency Securities, which themselves may be used as collateral for additional borrowings under repurchase agreements. The difference between the sale and repurchase price is the cost, or interest expense, of borrowing under the repurchase agreements. The repurchase agreements may require the Company to pledge additional assets to the lender in the event the market value of existing pledged collateral declines below a specified percentage. The pledged collateral may fluctuate in value due to, among other things, principal repayments, market changes in interest rates and credit quality. The Company retains beneficial ownership of the pledged collateral, including the right to distributions, while the counterparty maintains custody of the collateral securities. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receive back its pledged collateral from the lender or, may renew the repurchase agreement at the then prevailing financing rate. As of December 31, 2003, the Company had borrowed approximately $33 million under short-term repurchase agreements to finance its investment in Agency Securities. These repurchase agreements have a weighted average interest rate of 1.29% and a weighted average maturity of 249 days. Total borrowings to acquire Agency Securities is currently limited by the Company to not more than eight times the amount of equity capital invested or set aside for investment by the Company in Agency Securities, although the Company can increase this limitation with the approval of the Board of Directors.

The Company may use derivatives and other hedging strategies to help mitigate interest rate risks on the long-term borrowings used to finance its properties and the prepayment and interest rate risks on its Agency Securities. The Company may use interest rate caps, interest rate swaps or other derivative instruments to achieve these goals, but the timing and amount of hedging transactions, if any, will depend on numerous market conditions, including, but not limited to, the interest rate environment, management's assessment of the future changes in interest rates and the market availability and cost of entering into such hedge transactions. In addition, management's ability to employ hedging strategies may be restricted by requirements for maintaining REIT status. Management does not anticipate entering into derivatives for speculative or trading purposes.

Cash provided by operating activities for the year ended December 31, 2003 is fairly consistent with 2002. Cash used in investing activities increased $31,839,543 for the year 2003 compared to 2002 primarily due to acquisitions of mortgage-backed securities of $36.1 million, offset by cash proceeds received for the Jefferson Place subordinate note. Net cash provided by financing activities for the year 2003 increased $32,917,457 compared to 2002 primarily due to proceeds from borrowings under repurchase agreements of $33 million.

Off Balance Sheet Arrangements

As of December 31, 2003 and 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Note 11 to the Company's Consolidated Financial Statements.

Contractual Obligations

The Company has the following contractual obligations as of December 31, 2003:

The Company intends to renew its repurchase agreements which come due in 2004 with repurchase agreements having similar terms.

Inflation

Substantially all of the resident leases at the Company's multifamily apartment properties allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek rent increases. The substantial majority of these leases are for one year or less. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effects of inflation; however, market conditions may prevent the Company from increasing rental rates in amounts sufficient to offset higher operating expenses.

New Accounting Pronouncements

In April 2003, the FASB issued Financial Accounting Standard ("FAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS No. 149 amends FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and is related to certain derivatives embedded in other contracts and for hedging activities under FAS No. 133. FAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and to certain pre-existing contracts. FAS No. 149 is to be applied prospectively. FAS No. 149 currently has not had an impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities - an interpretation of ARB 51, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. A modification to FIN 46 was released in December 2003 (FIN 46R). The Company will be required to apply FIN 46R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied as of March 31, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company has determined it does not have any unconsolidated VIEs; therefore, the adoption of FIN 46R is not expected to have an impact on the Company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk on Bonds and Mortgage Notes Payable

The Company's primary market risk exposure is interest rate risk. The Company's exposure to market risk for changes in interest rates relate primarily to its long-term borrowings used to fund expansion of the Company's real estate portfolio. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company's control.

The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates and enters into derivative financial instruments, such as interest rate swaps, in order to manage and mitigate its interest rate risk. The Company has not entered into derivative instrument transactions for speculative purposes.

As of December 31, 2003, approximately 87% of the Company's long-term borrowings consisted of fixed-rate financing. The remaining 13% consisted of variable-rate financing obtained through interest rate swap transactions. Variations in interest rates affect the Company's cost of borrowing on its variable-rate financing. The interest rates payable by the Company on these obligations increase or decrease with certain index interest rates. If the Company's borrowing costs increase, the amount of cash available for distribution to shareholders will decrease. Had the average index rates increased or decreased by 100 basis points during the year ended December 31, 2003, interest expense on the Company's variable-rate debt financing would have increased or decreased by approximately $109,100, respectively.

The following table presents information about the Company's financial instruments that are sensitive to changes in interest rates, including principal amounts and weighted average interest rates by year of maturity for the Company's borrowings:

The aggregate fair value of the Company's borrowings was $85,170,148 as of December 31, 2003 and the estimated fair value of the swap agreements was $11,574 as of December 31, 2003.

The $15,600,000 variable to fixed rate swap was entered into on top of and to mitigate the variable rate risk of the $15,600,000 fixed to variable swap. It effectively fixes the interest rate on $15,600,000 of bonds payable at 4.50% through 2004.

As the above tables incorporate only those exposures or positions that existed as of December 31, 2003, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's risk mitigating strategies at that time and interest rates.

Prepayment and Reinvestment Risk on Mortgage-backed Securities

As the Company receives repayments of principal on its mortgage-backed securities, premiums paid on such securities are amortized against interest income. Premiums arise when the Company acquires mortgage-backed securities at a price in excess of the principal balance of the mortgages securing such mortgage-backed securities or the par value of such mortgage-backed securities if purchased at the original issue. For financial accounting purposes interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Purchase premiums on the Company's mortgage-backed securities are amortized against interest income over the lives of the securities using the effective yield method, adjusted for actual prepayment activity. In general, an increase in the prepayment rate will accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets.

Cash Concentrations of Credit Risk

The Company's cash and cash equivalents are deposited primarily in a trust account at a single financial institution and are not covered by the Federal Deposit Insurance Corporation.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements and supporting schedules of the Company are set forth in Item 15 of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with the Company's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 2003 and 2002.

Item 9A. Controls and Procedures.

(a) The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of a date within ninety days before the filing date of this annual report (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART III

Item 10. Directors and Executive Officers of the Company.

Certain of the information about directors and executive officers required to be furnished pursuant to this Item 10 is incorporated by reference to the Company's Joint Proxy Statement/Prospectus for its 2004 Annual Meeting of Stockholders included in the Company's Registration Statement on Form S-4 (SEC File No. 333-111036) (the "Proxy Statement") under the heading "MANAGEMENT OF THE REIT."

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of the Company and persons who beneficially own more than 10% of the Company's common stock to file reports of their ownership of common stock with the Securities and Exchange Commission (the "SEC"). Such directors, executive officers and stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Company and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Company believes that there was compliance for the fiscal year ended December 31, 2003 with all Section 16(a) filing requirements applicable to such directors, executive officers and stockholders.

Code of Ethical Conduct and Code of Conduct

The Company has adopted the Code of Ethical Conduct put in place by America First Companies for its senior executive and financial officers as required by Section 406 of the Sarbanes-Oxley Act of 2002. As such this Code of Ethical Conduct covers all executive officers of the Company. The Company has also adopted the Code of Conduct applicable to all directors, officers and employees as America First Companies which is designed to comply with the listing requirements of the NASDAQ Stock Market. Both the Code of Ethical Conduct and the Code of Conduct are available on the America First Companies website at www.am1st.com.

Item 11. Executive Compensation.

The information required to be furnished pursuant to this Item 11 is incorporated by reference to the Proxy Statement under "MANAGEMENT OF THE REIT - Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be furnished pursuant to this Item 12 is incorporated by reference to the Proxy Statement under the heading "MANAGEMENT OF THE REIT - Voting Securities and Beneficial Ownership Thereof by Officers, Directors and Principal Stockholders."

Item 13. Certain Relationships and Related Transactions.

The information required to be furnished pursuant to this Item 13 is incorporated by reference to the Proxy Statement under the heading "MANAGEMENT OF THE REIT - The Advisor."

Item 14. Principal Accounting Fees and Services.

The information required to be furnished pursuant to this Item 14 is incorporated by reference to the Proxy Statement under the heading "RATIFICATION OF APPOINTMENT OF THE REIT'S AUDITOR."

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

    Financial Statements of the Company. The following financial statements of the Company are included in response to Item 8 of this report:

    Independent Auditors' Report.

    Consolidated Balance Sheets of the Company and Subsidiaries as of December 31, 2003, and of the Partnership and Subsidiaries as of December 31, 2002.

    Consolidated Statements of Income and Comprehensive Income of the Company and Subsidiaries for the year ended December 31, 2003, and of the Partnership and Subsidiaries for the years ended December 31, 2002 and 2001.

    Consolidated Statements of Stockholders' Equity of the Company and Subsidiaries for the year ended December 31, 2003, and Consolidated Statements of Partners' Capital of the Partnership and Subsidiaries for the years ended December 31, 2002 and 2001.

    Consolidated Statements of Cash Flows of the Company and Subsidiaries for the year ended December 31, 2003, and Consolidated Statements of Cash Flows of the Partnership and Subsidiaries for the years ended December 31, 2002 and 2001.

    Notes to Consolidated Financial Statements of the Company and Subsidiaries, and Notes to Consolidated Financial Statements of the Partnership and Subsidiaries.

    Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2003.

    Financial Statement Schedules. The information required to be set forth in the financial statement schedule is included in Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2003 filed in response to Item 8 of this report.

    Exhibits. The following exhibits were filed as required by Item 15(a)(3) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

2.1 Agreement and Plan of Merger, dated November 25, 2003, between the Company and America First Real Estate Investment Partners, L.P. and Amendment to Agreement and Plan of Merger, dated February 10, 2004 (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Company's Registration Statement on Form S-4 (Commission File No. 333-111036) filed by the Company on February 25, 2004.

2.2 Agreement and Plan of Merger, dated June 18, 2002, between the Company and America First Apartment Investors, L.P. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 (Commission File No. 333-90690) filed by the Company on June 18, 2002).

3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (Commission File No. 333-90690) filed by the Company on June 18, 2002).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Commission File No. 333-90690) filed by the Company on June 18, 2002).

4.1 Specimen of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Commission File No. 333-90690) filed by the Company on June 18, 2002).

10.1 First Amended and Restated Advisory Agreement, dated October 21, 2003, by and between the Company and America First Apartment Advisory Corporation (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 (Commission File No. 333-111036) filed by the Company on December 9, 2003).

10.2 The Company's 2002 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4 (Commission File No. 333-90690) filed by the Company on June 18, 2002).

10.3 $12,410,000 Promissory Note, dated December 11, 1997, from Park Trace Apartments Limited Company to the City of Aurora, Illinois (The Covey at Fox Valley Apartment Project) Series 1997 (incorporated herein by reference to Form 10-K dated December 31, 1997 filed pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).

10.4 Loan Agreement, dated December 1, 1997, between Park Trace Apartments Limited Company and City of Aurora, Illinois (The Covey at Fox Valley Apartment Project) Series 1997 (incorporated herein by reference to Form 10-K dated December 31, 1997 filed pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).

10.5 Indenture of Trust, dated December 1, 1997, between City Aurora, Illinois and UMB Bank National Association (The Covey at Fox Valley Apartment Project) Series 1997 (incorporated herein by reference to Form 10-K dated December 31, 1997 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).

10.6 $1,385,000 Promissory Note, dated April 2, 1998, from Arizona Coral Point Apartments Limited Company to The Industrial Development Authority of the County of Maricopa (Coral Point Apartments Project) Series 1998A and 1998B (incorporated herein by reference to Form 10-Q dated June 30, 1998 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).

10.7 $11,705,000 Promissory Note, dated April 2, 1998, from Arizona Coral Point Apartments Limited Company to The Industrial Development Authority of the County of Maricopa (Coral Point Apartments Project) Series 1998A and 1998B (incorporated herein by reference to Form 10-Q dated June 30, 1998 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).

10.8 Loan Agreement, dated March 1, 1998, between The Industrial Development Authority of the County of Maricopa and Arizona Coral Point Apartments Limited Company (Coral Point Apartments Project) Series 1998A and 1998B (incorporated herein by reference to Form 10-Q dated June 30, 1998 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).

10.9 Indenture of Trust, dated March 1, 1998, between The Industrial Development Authority of the County of Maricopa and UMB Bank, N.A. (Coral Point Apartments Project) Series 1998A and 1998B (incorporated herein by reference to Form 10-Q dated June 30, 1998 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).

21. Subsidiaries of the Company.

24. Powers of Attorney.

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. A report on Form 8-K was filed by the Company on November 26, 2003 under Item 5, announcing that the Company had entered into an Agreement and Plan of Merger with America First Real Estate Investment Partners, L.P.

AMERICA FIRST APARTMENT INVESTORS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Independent Auditors' Report 33

Consolidated Balance Sheets of the Company and Subsidiaries as of December 31,

2003, and of the Partnership and Subsidiaries as of December 31, 2002 34

Consolidated Statements of Income and Comprehensive Income of the Company

and Subsidiaries for the year ended December 31, 2003, and of the Partnership and Subsidiaries for the years ended December 31, 2002 and 2001 35

Consolidated Statements of Stockholders' Equity of the Company and Subsidiaries

for the year ended December 31, 2003, and Consolidated Statements of Partners'

Capital of the Partnership and Subsidiaries for the years ended December 31,

2002 and 2001 36

Consolidated Statements of Cash Flows of the Company and Subsidiaries for the year ended December 31, 2003, and Consolidated Statements of Cash Flows of the

Partnership and Subsidiaries for the years ended December 31, 2002 and 2001 37

Notes to Consolidated Financial Statements of the Company and Subsidiaries, and

Notes to Consolidated Financial Statements of the Partnership and Subsidiaries 38

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2003 53

INDEPENDENT AUDITORS' REPORT

To the Shareholders
America First Apartment Investors, Inc.:

We have audited the accompanying consolidated financial statements of America First Apartment Investors, Inc. and subsidiaries and America First Apartment Investors, L.P. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America First Apartment Investors, Inc. and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the year ended December 31, 2003 and the financial position of America First Apartment Investors, L.P. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Omaha, Nebraska
March 15, 2004 /s/ KPMG LLP

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

1. Organization

America First Apartment Investors, Inc. (the "Company") is a Maryland corporation and is the successor to America First Apartment Investors, L.P. (the "Partnership") which merged with the Company as of January 1, 2003. As a result of this merger, the Company assumed the assets, liabilities and business operations of the Partnership. The Company had no material assets or operations prior to its merger with the Partnership. Accordingly, any operations or financial results of the Company described in the Consolidated Financial Statements and the Notes thereto for periods prior to January 1, 2003 are those of the Partnership.

As a result of the merger, each outstanding Beneficial Unit Certificate ("BUC") of the Partnership was converted into one share of common stock, $.01 par value, of the Company, for a total of 5,023,067 shares of the common stock the Company issued to BUC holders. In addition, 50,738 shares of common stock of the Company were issued to the General Partner in exchange for its general partner interest of the Partnership. During 2003, 992 shares of the Company were issued. Including its initial capitalization of 100 shares, the Company has a total of 5,074,897 shares of common stock outstanding. The common stock of the Company trades on NASDAQ under the symbol APRO.

The Company is treated as a Real Estate Investment Trust ("REIT") for Federal income tax purposes. As a REIT, the Company is generally not subject to Federal income taxes on distributed income. To maintain qualification as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of the REIT's ordinary taxable income to shareholders.

2. Summary of Significant Accounting Policies

A) Financial Statement Presentation

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

B) Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of three months or less when purchased. Restricted cash and cash equivalents, which is legally restricted to use, is comprised of resident security deposits, required maintenance reserves and escrowed funds.

C) Investment in Mortgage-Backed Securities and Corporate Equity Securities

The Company accounts for its investments in securities in accordance with Financial Accounting Standard ("FAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has classified its investments in securities as available-for-sale.

Securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income. Fair value is determined by reference to broker quotes.

Premiums paid to acquire mortgage-based securities are amortized using the effective yield method over the life of the related pool.

Security transactions are recorded on the trade date and realized gains or losses on security sales are based upon the specific identification method.

Interest income is recorded as earned and dividend income is recorded on the ex-dividend date.

D) Investment in Real Estate

The Company's investment in real estate is carried at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the related asset, generally 27-1/2 years on multifamily residential apartment buildings and 31-1/2 years on commercial buildings and five to fifteen years on capital improvements and is calculated using the straight-line method. Depreciation of capital improvements on the Company's commercial property is based on the term of the related tenant lease using the straight-line method. Maintenance and repairs are charged to expense as incurred, while significant improvements, renovations and replacements are capitalized.

Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to the sum of its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. There were no impairment losses incurred and/or recorded in any of the years ended December 31, 2003, 2002 and 2001.

E) Debt Financing Costs

Debt financing costs are capitalized and amortized on a straight-line basis over the stated life of the term of the related debt which approximates the effective yield method. Debt financing costs of $998,409 and $1,286,355 are included in Other assets on the Company's Consolidated Balance Sheets as of December 31, 2003 and 2002, respectively. These costs are net of accumulated amortization of $1,419,772 and $1,131,826 as of December 31, 2003 and 2002, respectively.

F) Borrowings under Repurchase Agreements

The Company finances the acquisition of its mortgage-backed securities through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sales price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of the repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew such agreement at the then prevailing financing rate. These repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

F) Revenue Recognition on Investment in Real Estate

The Company leases multifamily rental units under operating leases with terms of one year or less. Rental revenue is recognized as earned, net of rental concessions, which approximates the straight-line method over the related lease term. Rental income on commercial property is recognized on a straight-line basis over the term of each operating lease.

G) Income Taxes

The Company is treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company is generally not subject to Federal income taxes on the portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. During the year 2003, the Company had net income of $4,360,781, taxable income of $0, and paid dividends of $5,074,649 or $1 per share. The Company's fourth quarter dividend of $0.25 per share was paid to December 31, 2003 shareholders on February 2, 2004 and is considered a 2004 dividend for tax purposes. The Company had capital gains for tax purposes of 360,497, of which 100% was distributed to shareholders and included in the $1.00 annual dividend.

The tax basis of the Company's assets and liabilities exceeded the book basis by $17,723,163 and $17,314,317 as of December 31, 2003 and 2002, respectively.

H) Net Income per share (per BUC in 2002 and 2001)

Net income per share or BUC is based on the weighted average number of shares or BUCs outstanding during each year presented. Diluted net income per share includes shares issuable upon exercise of outstanding stock options where the conversion of such instruments would be dilutive. The Partnership did not issue options to acquire BUCs.

I) Derivative Instruments and Hedging Activities

The Company accounts for its derivative and hedging activities in accordance with FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133 requires the recognition of all derivative instruments as assets or liabilities in the Company's Consolidated Balance Sheets and measurement of these instruments at fair value. The accounting treatment is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. The change in fair value of freestanding derivative instruments is recognized in earnings in the absence of a specific hedge designation.

The Company has entered into interest swap agreements, as described in Notes 8 and 14, to manage its exposure to changes in interest rates. Such interest rate swap agreements do not have a specific hedge designation under FAS No. 133, and therefore the change in fair value is recognized in earnings. The adoption of this statement on January 1, 2001 did not have an impact on the Company's financial statements and there was no transitional adjustment upon adoption as the Company did not have any swap agreements in place. The Company recorded a $11,100 loss for the year ended December 31, 2003, a $5,674 gain for the year ended December 31, 2002 and a $17,000 gain for the year ended December 31, 2001, representing the change in estimated fair value of the swap agreements. The fair value of interest rate swap agreements of $11,574 and $22,674 as of December 31, 2003 and 2002, respectively are included in Other assets on the Company's Consolidated Balance Sheets. The Company calculates the estimated fair value of its interest rate swap agreements using a discounted future cash flow model based upon management's estimate of the future floating rates.

J) Reclassification

Certain amounts from the prior year have been reclassified to conform with the current year presentation.

3. Partnership's Income, Expenses and Distributions

Prior to the merger, Net Operating Income, as defined in the Limited Partnership Agreement of the Partnership, in each distribution period was distributed 99% to the BUC holders and 1% to the Partnership's General Partner. Annual distributions equaled $1.00 and $0.95 per BUC for the years ended December 31, 2002 and 2001, respectively.

4. Investment in Mortgage-Backed Securities

During the fourth quarter of 2003, the Company purchased two pools of mortgage-backed securities. The pools have stated rates ranging from 4.019% to 4.185% and various principal maturities. The following table presents the components of the carrying value of the Company's mortgage-backed securities as of December 31, 2003:

The following table presents interest and premium amortization on the Company's investment in mortgage-backed securities for the year ended December 31, 2003:

During February 2004, the Company purchased an additional pool of mortgage-backed securities with a face amount of $1,538,030 at a premium of $28,838.

5. Investment in Corporate Equity Securities

The Company's investment in corporate equity securities consists of 238,428 units of America First Real Estate Investment Partners, L.P. ("AFREZ"). The general partner of AFREZ is an affiliate of the Company. The AFREZ units owned by the Company represent approximately 3.51% of the AFREZ units outstanding.

As of December 31, 2003, the cost, gross unrealized holding gains, and fair value of the Company's investment in corporate equity securities were $1,678,437, $500,795, and $2,179,232, respectively. As of December 31, 2002, the cost, gross unrealized holding losses and fair value of the Company's investment in corporate equity securities were $1,678,437, ($9,682), and $1,668,755, respectively.

6. Investment in Real Estate

The Company's investment in real estate as of December 31, 2003 is comprised of the following:

Reconciliation of the carrying value of the investment in real estate is as follows:

7. Jefferson Place Subordinate Note

During the second quarter of 2003, the Company recorded a gain of $4,444,259 resulting from the repayment of its subordinate note due from the owners of Jefferson Place Apartments. The note was repaid out of the sale proceeds of Jefferson Place Apartments. The total gain is comprised of $2,708,847 of cash proceeds from the sale less $352,777 of written off receivables for a net cash gain of $2,356,070. The Company also recorded a $2,088,189 non-cash gain representing the reversal of a loss reserve. The subordinate note due from the owners of Jefferson Place Apartments had an original principal value of $3,500,000, a net book value of $0, and was received by the Partnership's predecessor in 1997 in connection with the re-issuance of the Jefferson Place tax-exempt bonds which were originally owned by the Partnership's predecessor. The subordinate note represented unpaid tax-exempt interest and principal on the original bonds. In connection with the 1997 re-issuance, the Partnership's predecessor also issued a guarantee of the re-issued bonds that was collateralized by one of its other properties and recorded a loss reserve of $2,088,189 for the guarantee. The loss reserve represented management's best estimate of the potential collateral guarantee loss based upon the estimated fair values of the respective properties at the inception of the collateral guarantee and was reversed on June 26, 2003, when the Company was relieved of its collateral guarantee via the sale of Jefferson Place.

The Company earned mortgage investment income on the subordinate note of $63,832 during 2001. The Company did not earn mortgage investment income during the years ended December 31, 2003 or 2002.

8. Bonds and Mortgage Notes Payable

The Company has financed its multifamily apartment properties and its commercial property with long-term mortgage debt consisting of ten tax-exempt bond financings and two taxable mortgage notes. Each debt obligation is secured by a first mortgage or deed of trust on the property. Bonds and mortgage notes payable as of December 31, 2003 consist of the following:

(1) The bonds payable were reissued on July 13, 1999. There was no gain or loss recorded on the reissuances. In connection with the reissuances, the Company entered into an interest swap transaction with a third party through July 1, 2004, under which the difference between the fixed rate of the bonds and the Bond Market Association ("BMA") rate plus 0.6%, is returned to the Company as a reduction of interest expense. The floating rate on the bonds averaged 1.68%, 2.02% and 3.23%, respectively, for the years ended December 31, 2003, 2002 and 2001. The bonds payable are also collateralized by cash equivalents of $1,166,495 and $670,505 for The Hunt Apartments and Greenbriar Apartments, respectively.

(2) The bonds payable were issued on December 6, 2000 in connection with the purchases of Oakhurst Apartments and Belvedere Apartments and the issuance of tax-exempt refunding bonds on The Exchange at Palm Bay. In January 2001, the Company entered into an interest swap transaction with a third party under which the interest rates on the bonds are fixed at 4.50% through December 2004.

Bonds and mortgage notes payable as of December 31, 2002, consisted of the same debt as noted above without the impact of current year principal payments in the amount of $697,995.

Accrued interest of $666,429 and $1,052,924 as of December 31, 2003 and 2002, respectively is included in Accounts payable and accrued expenses on the Company's Consolidated Balance Sheets.

9. Borrowings under Repurchase Agreements

The Company has financed the acquisition of its mortgage-backed securities through short-term repurchase agreements. Borrowings under repurchase agreements as of December 31, 2003 consisted of the following:

Accrued interest of $22,611 as of December 31, 2003 is included in Accounts payable and accrued expenses on the Company's Consolidated Balance Sheets.

The Company intends to renew its repurchase agreements which come due in 2004 with repurchase agreements having similar terms.

There were no borrowings under repurchase agreements as of December 31, 2002.

10. Aggregate Borrowings

As of December 31, 2003, the Company's aggregate borrowings are $115,227,470 with maturities over the next five years and thereafter as follows:

11. Transactions with Related Parties

The Company entered into an Advisory Agreement (the "Agreement") with America First Apartment Advisory Corporation (the "Advisor") on January 1, 2003 which includes the following provisions: (i) the Advisor will administer the day-to-day operations of the Company; (ii) the Advisor will act as the authorized agent on behalf of the Company in connection with the identification, evaluation, purchase, financing, operation and disposition of all real estate assets; (iii) the Advisor will provide the executive and administrative personnel and services required for the operation of the Company; (iv) the Advisor will maintain the financial records and perform the financial reporting of the Company; and (v) the Advisor will monitor and provide information to the Board of Directors on an on-going basis. In connection with these services, the Company pays the following administrative fees to the Advisor:

Administrative Fee - General

This fee is equal to 0.60% per annum on the value of real estate properties and the outstanding principal of mezzanine financing provided by the Company to unaffiliated developers of residential real estate. However, this fee is reduced to 0.50% per annum of those amounts in excess of $250,000,000 for any calendar year in which the Company generates Funds from Operations ("FFO") of less than $1.60 per average common share outstanding. Prior to the merger, similar fees were paid to the Partnership's General Partner, America First Capital Associates Limited Partnership 4, for these services. Such fees were $883,029 for each of the three years ended December 31, 2003 and were included in General and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

Administrative Fee - Mortgage-Backed Securities

This fee is equal to 0.25% per annum of the outstanding principal balance of all mortgage-backed securities held by the Company with an incentive equal to 20% of the amount by which the total net interest income realized by the Company from its portfolio of mortgage-backed securities during each calendar month exceeds the average dollar amount of stockholders' equity invested in mortgage-backed securities during the month times the composite dividend yield reported by the National Association of Real Estate Investment Trusts for equity REITs which invest in residential apartment properties (6.22% for the month ended December 31, 2003). The Advisor has retained an unaffiliated sub-advisor to advise it with respect to the Company's investments in mortgage-backed securities. All fees paid to the sub-advisor are the obligation of the Advisor. Prior to the merger, there were no such investments, and thus no such fee. During the year ended December 31, 2003, this fee equaled $7,676 and was included in Real estate operating expenses in the Consolidated Statements of Income and Comprehensive Income.

Property Acquisition Fee

In connection with the identification, evaluation, and acquisition of real estate assets, the Advisor receives a fee in the amount of 1.25% of the gross purchase price paid by the Company for such real estate assets. Prior to the merger, similar fees were paid to the General Partner. As there were no acquisitions of real estate during 2003, 2002 or 2001, no such fees were paid during those years.

Reimbursement of Out-of-Pocket Expenses

The Company reimburses the Advisor and its affiliate (prior to the merger, the General Partner and its affiliate) for certain out-of-pocket costs and expenses that it incurs in connection with the carrying out of the Company's business activities.

The amount of such costs and expenses reimbursed to the Advisor and its affiliate or the General Partner and its affiliate are shown below:

Included in Accounts payable and accrued expenses in the Consolidated Balance Sheets are amounts due to the Advisor or the General Partner for administrative fees and reimbursed costs and expenses of $273,295 and $162,638 as of December 31, 2003 and 2002, respectively.

Property Management Fees

An affiliate of the Advisor, America First Properties Management Company L.L.C., provides property management services for the multifamily properties owned by the Company. The fees for services provided represent the lower of: (i) costs incurred in managing the property, or (ii) customary fees for such services determined on a competitive basis. Such fees were $973,929, $1,000,971 and $1,124,516 for the years ended December 31, 2003, 2002 and 2001, respectively and are included in Real estate operating expenses in the Consolidated Statements of Income and Comprehensive Income.

12. Stock Option Plan

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

Stock option activity for the period ended December 31, 2003 is summarized as follows:

As of December 31, 2003, all outstanding options have an exercise price of $8.73 and a remaining contractual life of 9.05 years. The Company accounts for its stock options using the fair value recognition provisions of FAS No. 123, Accounting for Stock-Based Compensation. Under FAS No. 123, the Company records compensation expense based upon the estimated fair value of its granted options, over their vesting period. The per share estimated fair value of the options granted on their grant date during the year ended December 31, 2003 was $2.19. The estimated fair value of the Company's options is determined using the Black-Scholes option-pricing model with the following assumptions: a risk free interest rate of 3.24%, an expected remaining contractual life of 5.0 years and an expected volatility rate of 20%. Compensation expense for stock options was $38,390 for the year ended December 31, 2003, respectively. Payments on the DERs for options not exercised are charged to earnings when declared and were $10,000 for the year ended December 31, 2003, respectively.

13. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents, investment in mortgage-backed securities, investments in corporate equity securities, other assets, accounts payable and accrued expenses, dividend (distribution) payable and borrowings under repurchase agreements: Fair value approximates the carrying value of such assets and liabilities due to their accounting policy and/or short-term nature.

Bonds and mortgage notes payable: Fair value is generally based on estimated future cash flows discounted using the quoted market rate, from an independent source, of similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments.

14. Interest Rate Swap Agreements

The Company may enter into interest rate swap agreements to manage or hedge its interest rate risk on its bonds and mortgage notes payable. In the absence of a specific and effective hedging relationship, interest rate swaps are accounted for as free standing financial instruments which are marked to market each period through the income statement. The interest rate swap contracts owned by the Company as of December 31, 2003 and 2002 do not qualify for hedge accounting and thus are accounted for as free standing financial instruments which are marked to market each period through the income statement. The Company recorded an $11,100 loss for the year ended December 31, 2003 and a $5,674 gain for the year ended December 31, 2002, representing the change in the estimated fair value of the swap agreements. The estimated fair value of interest rate swap agreements is included in Other assets on the Company's Consolidated Balance Sheets in the amount of $11,574 and $22,674 as of December 31, 2003 and 2002, respectively. The Company calculates the estimated fair value of the interest rate swap agreements using a discounted future cash flow model based upon management's estimate of the future floating rates.

As of December 31, 2003, the Company had entered into 3 interest rate swap agreements, with notional amounts and terms as follows:

The Company expects to replace its interest rate swap agreements which mature in 2004 with similar hedging instruments at similar terms.

15. Net Income Per Share (per BUC)

The following table provides a reconciliation between basic and diluted net income per share for the year ended December 31, 2003. For the years ended December 31, 2002 and 2001, there were no differences between basic and diluted net income per BUC as the Partnership did not have any stock options or other types of convertible securities.

16. Summary of Unaudited Quarterly Results of Operations

17. Segment Reporting

The Company's reportable segments consist of: (i) its multifamily apartment properties; (ii) its commercial property; and (iii) its investment in mortgage-backed securities.

The Company defines each of its multifamily apartment properties as an individual operating segment. It has determined that all multifamily apartment properties have similar economic characteristics and meet the other criteria which permit the multifamily apartment properties to be aggregated into one reportable segment, that being the acquiring, holding, operating and selling of multifamily apartment properties. The Company's chief operating decision-makers assess and measure segment operating results based on a performance measure referred to as net operating income at the property level. Net operating income for each multifamily apartment property represents its net rental revenues less its real estate operating expenses.

The Company's commercial property is defined as a separate individual operating segment. The Company's chief operating decision-makers assess and measure segment operating results based on a performance measure referred to as net operating income at the commercial property level. Net operating income for the commercial property represents its net lease revenues less its real estate operating expenses.

The Company assesses the performance of its investment in mortgage-backed securities by calculating its net interest income earned on these securities. Net interest income is calculated as mortgage-backed securities interest income, less premium amortization, less interest expense incurred on the financing used to acquire these securities. All of the Company's mortgage-backed securities are combined into one reportable segment for this purpose (the Company did not have this segment for years 2002 and prior).

The accounting policies of each of the Company's segments are described in Note 2.

The revenues, net operating income, net income and total assets for the Company's reportable segments as of and for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.

18. Proposed Merger

The Company has entered into a merger agreement with AFREZ under which AFREZ will merge with and into the Company. The Company will be the surviving corporation of the merger and will acquire all the assets and assume all the liabilities of AFREZ, including its 14 multifamily apartment properties. Persons holding Units representing assigned limited partnership interests in AFREZ on the effective date of the merger will become stockholders of the Company. Each Unit will be converted into the right to receive (i) 0.7910 shares of the Company's common stock, which approximates the ratio of the average closing sale prices of the Units and the Company's common stock over the 30 trading days prior to the execution of the Merger Agreement plus (ii) a cash payment of $0.39 which is intended to provide cash to Unit holders to pay state and Federal income taxes arising from the merger. In addition, the General Partner will be issued 54,308 shares of the Company's common stock plus a cash payment of $26,776 in exchange for its general partner interest in AFREZ. Stockholders of the Company on the effective date of the merger will continue to own their shares of the Company's common stock, but these shares will only represent approximately 48 % of the total shares of the Company's common stock outstanding after the merger. The proposed merger is subject to a number of conditions, including the approval by the holders of a majority of the outstanding Units of AFREZ and of the outstanding shares of the Company's common stock.

Schedule III

(a) The encumbrance represents bonds payable originated by the Company through the issuance of tax-exempt refunding bonds or bonds or mortgage notes payable assumed or originated by the Company in connection with the acquisition of properties. Bonds and mortgage notes payable totaled $82,215,444 as of December 31, 2003 (See Note 6 to the accompanying Notes to Consolidated Financial Statements).

(b) Land with a cost of $1,150,318 and $145,684 was acquired in 1990 and 1996, respectively.

(c) Land with a cost of $135,000 and $96,113 was acquired in 1991 and 1996, respectively. Buildings and improvements with a cost of $2,553,474 and $1,818,485 were acquired in 1991 and 1996, respectively.

(d) Reconciliation of Real Estate:

(e) As of December 31, 2003, the aggregate cost of the Company's investment in real estate for Federal income tax purposes amounted to $141,053,791.

(f) Reconciliation of Accumulated Depreciation:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA FIRST APARTMENT INVESTORS, INC.

Date: March 15, 2004 By /s/ John. H. Cassidy

John H. Cassidy

President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2004 By /s/ Michael B. Yanney*
Michael B. Yanney,
Chairman of the Board and Director

Date: March 15, 2004 By /s/ John H. Cassidy
John H. Cassidy,
President and Chief Executive Officer

Date: March 15, 2004 By /s/ Mark A. Hiatt
Mark A. Hiatt,
Vice President, Chief Financial Officer,

Treasurer and Secretary

Date: March 15, 2004 By /s/ George V. Janzen*
George V. Janzen,
Director

Date: March 15, 2004 By /s/ George H. Krauss*
George H. Krauss,
Director

Date: March 15, 2004 By /s/ Gregor Medinger*
Gregor Medinger,
Director

Date: March 15, 2004
John Miller,
Director

Date: March 15, 2004 By /s/ Lisa Y. Roskens*
Lisa Y. Roskens,
Director

Date: March 15, 2004 By /s/ Steven W. Seline*
Steven W. Seline,
Director

*By Mark A. Hiatt, Attorney in Fact

/s/ Mark A. Hiatt
Mark A. Hiatt

EXHIBIT 21

SUBSIDIARIES OF THE COMPANY

America First Fresno Apartment Investors Limited Partnership and Operating Company
The America First Subordinate Note Operating Company
Tulsa-Greenbriar Apartments, Inc.
Park Trace Apartments Limited Partnership and Operating Company
The Retreat Apartments Limited Partnership and Operating Company
Arizona Coral Point Apartments Limited Partnership and Operating Company
The Park at Countryside Limited Partnership and Operating Company
Park at 58 Limited Partnership and Operating Company
Apollo Associates, Ltd.
Greenbriar-Hunt Holding Corporation
Belvedere Apartments Limited Partnership
Belvedere GP, LLC
Oakhurst Apartments, Limited Partnership
Oakhurst GP, LLC
Littlestone, LLC
Oakwell Farms Limited Partnership

EXHIBIT 24

POWER OF ATTORNEY

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2003, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, Inc.
America First Real Estate Investment Partners, L.P.
America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 26th day of January, 2004.

/s/ Michael B. Yanney
Michael B. Yanney

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2003, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, Inc.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 4th day of February, 2004.

/s/ George V. Janzen

George V. Janzen

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2003, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, Inc.

America First Real Estate Investment Partners, L.P.
America First Tax Exempt Investors, L.P.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 10th day of February, 2004.

/s/ George H. Krauss

George H. Krauss

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2003, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, Inc.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 29th day of January, 2004.

/s/ Gregor Medinger

Gregor Medinger

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2003, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, Inc.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 29th day of January, 2004.

/s/ Lisa Y. Roskens
Lisa Y. Roskens

POWER OF ATTORNEY

The undersigned hereby appoints Mark A. Hiatt as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 2003, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

America First Apartment Investors, Inc.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 29th day of January, 2004.

/s/ Steven W. Seline

Steven W. Seline

EXHIBIT 31.1

Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John H. Cassidy, certify that:

1. I have reviewed this Annual Report on Form 10-K of America First Apartment Investors, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods represented in this report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date: March 15, 2004

By /s/ John H. Cassidy

John H. Cassidy
President and Chief Executive Officer

EXHIBIT 31.2

Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Mark A. Hiatt, certify that:

1. I have reviewed this Annual Report on Form 10-K of America First Apartment Investors, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods represented in this report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date: March 15, 2004

By /s/ Mark A. Hiatt

Mark A. Hiatt
Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT 32.1

Certification of CEO pursuant to section 906 of the Sarbanes-Oxley Act of 2002

I, John H. Cassidy, Chief Executive Officer of America First Apartment Investors, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Annual Report on Form 10-K of the Company for the year ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 15, 2004

/s/ John H. Cassidy

John H. Cassidy

President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to America First Apartment Investors, Inc. and will be retained by America First Apartment Investors, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

Certification of CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002

I, Mark A. Hiatt, Chief Financial Officer of America First Apartment Investors, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Annual Report on Form 10-K of the Company for the year ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 15, 2004

/s/ Mark A. Hiatt

Mark A. Hiatt

Vice President, Chief Financial Officer, Treasurer and Secretary

A signed original of this written statement required by Section 906 has been provided to America First Apartment Investors, Inc. and will be retained by America First Apartment Investors, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.