Form 10-Q
period 2004-03-31
AMERICA FIRST APARTMENT INVESTORS INC
filed 2004-05-17
CIK 1175167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-49986

AMERICA FIRST APARTMENT INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Maryland 47-0858301

(State or other jurisdiction (I.R.S. Employer
of incorporation or organization) Identification No.)

1004 Farnam Street, Suite 400 Omaha, Nebraska 68102
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

YES [ X ] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

YES [ ] NO [ X ]

As of March 31, 2004, there were 5,074,897 outstanding shares of the registrant's common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003

Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended March 31, 2004 and 2003 (Unaudited)

Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2004

(Unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and

2003 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(UNAUDITED)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended Mar. 31, 2004	For the Three Months Ended Mar. 31, 2003
Cash flows from operating activities		
Net income	$ 18,653	$ 170,216
Adjustments to reconcile net income to net cash provided by operating activities		
Depreciation	1,245,443	1,261,548
Loss on interest rate swap agreements	28,520	1,513
Amortization of debt financing costs	71,944	71,153
Amortization of premium on mortgage-backed securities	51,541	-
Non cash stock option compensation	5,492	21,970
Increase in restricted cash	(317,250)	(47,975)
Decrease in other assets	238,287	58,911
Decrease in accounts payable and accrued expenses	(72,807)	(417,438)
Net cash provided by operating activities	1,269,823	1,119,898
Cash flows from investing activities		
Real estate capital improvements	(42,314)	(29,690)
Principal received on mortgage-backed securities	1,827,526	-
Acquisition of mortgage-backed securities	(1,567,170)	-
Net cash provided by (used in) investing activities	218,042	(29,690)
Cash flows from financing activities		
Dividends paid	(1,268,724)	(1,268,426)
Principal payments on bonds and mortgage notes payable	(303,047)	(218,453)
Additional paid-in capital	-	1,174
Net cash used in financing activities	(1,571,771)	(1,485,705)
Net decrease in cash and cash equivalents	(83,906)	(395,497)
Cash and cash equivalents at beginning of period	6,917,597	8,419,537
Cash and cash equivalents at end of period	$ 6,833,691	$ 8,024,040
Supplemental disclosure of cash flow information:		
Cash paid during the period for interest	$ 694,406	$ 1,255,897

Supplemental disclosure of non-cash investing and financing activities:

On January 1, 2003, the Company merged with America First Apartment Investors, L.P. In connection with such Merger, the Company issued 5,073,805 shares of stock in exchange for the limited partner and general partner interests of the Partnership.

1. Organization and Basis of Presentation

America First Apartment Investors, Inc. (the "Company") is a Maryland Corporation formed for the purpose of owning and operating multifamily apartment complexes. The Company commenced its business operations upon the completion of the merger of America First Apartment Investors, L.P. (the "Partnership") with and into the Company. Upon consummation of the merger, which became effective January 1, 2003, the Company assumed all of the assets, liabilities and business operations of the Partnership. As of March 31, 2004, the Company owns and operates 15 multifamily apartment complexes containing a total of 3,335 rental units and one commercial property.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2003. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of March 31, 2004, and the results of operations for all periods presented have been made. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

3. Borrowings under Repurchase Agreements

The Company has financed the acquisition of its mortgage-backed securities through short-term repurchase agreements. Borrowings under repurchase agreements as of March 31, 2004 and December 31, 2003 consisted of the following:

The Company intends to renew its repurchase agreements which come due in 2004 with repurchase agreements having similar terms.

4. Transactions with Related Parties

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

Administrative Fee - General

This fee is equal to 0.60% per annum, of the sum of: (i) the original principal amount of the bonds originally issued to the predecessor to the Partnership; (ii) the purchase price paid by the Company for new assets that are then held by the Company; plus (iii) the outstanding principal of mezzanine financing provided by the Company to unaffiliated developers of residential real estate. However, the fee is reduced to 0.50% per annum of those amounts in excess of $250,000,000 for any calendar year in which the Company generates Funds from Operations ("FFO") of less than $1.60 per average common share outstanding. Such fees were $220,757 for the three months ended March 31, 2004 and 2003, and were included in General and administrative expenses in the Consolidated Statements of Income and Comprehensive Income (Loss).

Administrative Fee - Mortgage-Backed Securities

This fee is equal to 0.25% per annum of the outstanding principal balance of all mortgage-backed securities held by the Company with an incentive equal to 20% of the amount by which the total net interest income realized by the Company from its portfolio of mortgage-backed securities during each calendar month exceeds the average dollar amount of stockholders' equity invested in mortgage-backed securities during the month times the composite dividend yield reported by the National Association of Real Estate Investment Trusts for equity REITs which invest in residential apartment properties (5.43% for the month ended March 31, 2004). The Advisor has retained an unaffiliated sub-advisor to advise it with respect to the Company's investments in mortgage-backed securities. All fees paid to the sub-advisor are the obligation of the Advisor. For the three months ended March 31, 2004, this fee equaled $60,515 and was included in Mortgage-backed securities net interest income in the Consolidated Statements of Income and Comprehensive Income (Loss). No such fee was recorded for the three months ended March 31, 2003 as the Company did not own any mortgage-backed securities.

Property Acquisition Fee

In connection with the identification, evaluation, and acquisition of real estate assets, the Advisor receives a fee in the amount of 1.25% of the gross purchase price paid by the Company for such real estate assets. As there were no acquisitions of real estate during the three months ended March 31, 2004 and 2003, no such fees were paid during those periods.

Reimbursement of Out-of-Pocket Expenses

The Company reimburses the Advisor and its affiliate for certain out-of-pocket costs and expenses that it incurs in connection with the carrying out of the Company's business activities. Included in Accounts payable and accrued expenses in the Consolidated Balance Sheets are amounts due to the Advisor and its affiliate for administrative fees and reimbursed costs and expenses of $207,450 and $273,295 as of March 31, 2004 and December 31, 2003.

Property Management Fees

An affiliate of the Advisor, America First Properties Management Company L.L.C., provides property management services for the multifamily properties owned by the Company. The fees for services provided represent the lower of: (i) costs incurred in managing the property, or (ii) customary fees for such services determined on a competitive basis. Such fees were $245,480 and $246,053 for the three months ended March 31, 2004 and 2003, respectively, and are included in Real estate operating expenses in the Consolidated Statements of Income and Comprehensive Income (Loss).

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

Stock option activity for the three month period ended March 31, 2004 is summarized as follows:

As of March 31, 2004, all outstanding options have an exercise price of $8.73 and a remaining contractual life of 8.85 years. The Company accounts for its stock options using the fair value recognition provisions of FAS No. 123, Accounting for Stock-Based Compensation. Under FAS No. 123, the Company records compensation expense based upon the estimated fair value of its granted options, over their vesting period. The per share estimated fair value of the options granted on their grant date during the quarter ended March 31, 2003 was $2.19. The estimated fair value of the Company's options was determined using the Black-Scholes option-pricing model with the following assumptions: a risk free interest rate of 3.24%, an expected remaining contractual life of 5.0 years and an expected volatility rate of 20%. Compensation expense for stock options was $5,492 for the quarter ended March 31, 2004. Payments on the DERs for options not exercised are charged to earnings when declared and were $5,000 and $2,500 for the quarters ended March 31, 2004 and 2003, respectively.

6. Net Income Per Share

The following table provides a reconciliation between basic and diluted net income per share for the three months ended March 31, 2004 and 2003.

7. Segment Reporting

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

The Company assesses the performance of its investment in mortgage-backed securities by calculating its net interest income earned on these securities. Net interest income is calculated as mortgage-backed securities interest income, less premium amortization, less interest expense incurred on the financing used to acquire these securities. All of the Company's mortgage-backed securities are combined into one reportable segment for this purpose.

The revenues, net operating income, net income and total assets for the Company's reportable segments as of and for the three month periods ending March 31, 2004 and 2003 are summarized as follows:

The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.

8. Proposed Merger

The Company entered into a merger agreement with America First Real Estate Investment Partners, L.P. ("AFREZ") under which AFREZ will merge with and into the Company. If the merger is completed, the Company will be the surviving corporation of the merger and will acquire all the assets and assume all the liabilities of AFREZ and will issue shares of its common stock and make a cash payment to the Unit holders and the general partner of AFREZ. The proposed merger is subject to a number of conditions, including the approval by the holders of a majority of the Company's outstanding common stock and a majority of the outstanding AFREZ limited partner Units. A vote on the merger will occur at a meeting of stockholders scheduled for May 26, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policies

The Company's critical accounting policies are the same as those described in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2003.

General

America First Apartment Investors, Inc. (the "Company") is a Maryland corporation formed for the purpose of owning and operating multifamily apartment complexes. The Company commenced its business operations upon the completion of the merger of America First Apartment Investors, L.P. (the "Partnership") with and into the Company. Upon consummation of the merger, which became effective January 1, 2003, the Company assumed all of the assets, liabilities and business operations of the Partnership. The Company owns and operates 15 multifamily apartment properties containing a total of 3,335 rental units and one commercial property. There were no real estate asset acquisitions or dispositions during the first quarter of 2004.

The following table sets forth certain information regarding the Company's real estate investments as of March 31, 2004:

Property Name	Location	Number of Units	Number of Units Occupied	Percentage of Units Occupied	Economic Occupancy [1]
Jackson Park Place	Fresno, CA	296	284	96%	95%
Covey at Fox Valley	Aurora, IL	216	191	89%	71%
The Park at Fifty Eight	Chattanooga, TN	196	158	81%	73%
Shelby Heights	Bristol, TN	100	92	92%	96%
Coral Point	Mesa, AZ	336	283	84%	70%
Park at Countryside	Port Orange, FL	120	111	93%	84%
The Retreat	Atlanta, GA	226	214	95%	66%
Park Trace Apartments	Norcross, GA	260	247	95%	75%
Littlestone at Village Green	Gallatin, TN	200	187	94%	84%
St. Andrews at Westwood Apts	Orlando, FL	259	252	97%	82%
The Hunt Apartments	Oklahoma City, OK	216	200	93%	88%
Greenbriar Apartments	Tulsa, OK	120	117	98%	82%
Oakwell Farms Apartments	Nashville, TN	414	380	92%	70%
Oakhurst Apartments	Ocala, FL	214	207	97%	93%
Belvedere Apartments	Naples, FL	162	158	98%	91%
		3,335	3,081	92%	79%
The Exchange at Palm Bay	Palm Bay, FL	72,002 [2]	65,920 [2]	92% [2]	NA

[1] Economic occupancy is presented for the three months ended March 31, 2004. Economic occupancy is defined as the net rental income divided by the maximum amount of rental income which could be derived from each property. This statistic is reflective of rental concessions, delinquent rents, and non-revenue units such as model units and employee units.

[2] This is an office/warehouse facility. The figures represent square feet available for lease to tenants and percentage of square feet occupied.

Executive Summary

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

The following is a summary of significant items or events that have had and could have an effect on the Company's financial position, results of operations, and liquidity:

  Physical occupancy at the Company's properties increased to 92% as of March 31, 2004 from 91% as of March 31, 2003 while economic occupancy decreased from 82% for the three months ended March 31, 2003 to 79% for the three months ended March 31, 2004.

  Physical occupancy at the Company's properties increased to 92% as of March 31, 2004 from 90% as of December 31, 2003 while economic occupancy decreased from 81% for the year ended December 31, 2003 to 79% for the three months ended March 31, 2004.

  Continued investment in mortgage-backed securities since initial acquisitions during fourth quarter of 2003.

  The process to complete the proposed merger with America First Apartment Investors, L.P. has continued with the issuance of the Proxy Statement/Prospectus. Proxy votes will be tabulated at a May 26, 2004 shareholder meeting.

Results of Operations

The following discussion of the Company's results of operations for the three month period ended March 31, 2004 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2003.

Changes in Results of Operations

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Rental income. Rental income decreased due to the decline in the economic occupancy of the properties. Physical occupancy percentages have remained fairly consistent from the first quarter of 2003 to the first quarter of 2004 with economic occupancy percentages declining 3%. It is expected that economic occupancy will increase slightly during 2004 which in turn should favorably impact net income. Currently, no property acquisitions are planned for 2004; therefore, the Company does not expect to see additional rental income as a result of acquisitions. The Company will continue to evaluate property acquisition opportunities and may acquire properties in the future.

Real estate operating expenses. Real estate operating expenses are comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees. The increase is attributable to an increase in recurring improvements expensed and an increase in administration expenses, primarily due to professional fees. A portion of real estate operating expenses are fixed in nature, thus an increase in physical and economic occupancy would result in slightly larger margins as these real estate operating expenses would not increase at the same rate.

Mortgage-backed securities net interest income. Mortgage-backed securities net interest income increased due to the purchase of mortgage-backed securities during the last quarter of 2003 and the first quarter of 2004. Prior to the fourth quarter of 2003, the Company did not hold such securities.

Interest expense. Interest expense decreased primarily due to a decrease in the interest rate on the Company's variable-rate debt. Approximately 13% of the Company's bonds and mortgage notes payable bear interest at variable rates at March 31, 2004. The average variable rate was 1.55% for the three months ended March 31, 2004, compared to 1.67% for the three months ended March 31, 2003.

Loss on interest rate swap agreements. The Company recorded a larger valuation loss due to an increase in the projected average rates on which the estimated fair value of the swap agreements is calculated.

General and administrative fees. General and administrative costs are comprised principally of the administrative fee charged by the General Partner, salaries and employee benefits allocated to the Company, board of directors fees, filing fees and professional fees. During the first quarter of 2004, these expenses have remained fairly consistent with the expenses during the first quarter of 2003. For 2004, it is expected that general and administrative expenses will be slightly higher than the prior year due to increased salary costs and increased administrative fees due to the investment in mortgage-backed securities.

Funds from Operations

The Company's Funds from Operations ("FFO") decreased $167,668 or 11.7% to $1,264,096 for the first quarter of 2004, compared to $1,431,764 for the same period in 2003, which is primarily due to the decline in net income for the Company for the same period as discussed in results of operations.

FFO is calculated in accordance with the definition of FFO that is recommended by the National Association of Real Estate Investment Trusts ("NAREIT"). To calculate FFO under the NAREIT definition, depreciation and amortization expenses related to the Company's real estate, gains or losses realized from the disposition of real estate assets, and certain extraordinary items are added back to the Company's net income. The Company believes that FFO is helpful in understanding the Company's operating performance because FFO excludes the depreciation expense on real estate assets. While cost depreciation is recorded as an expense under accounting principles generally accepted in the United States ("GAAP"), and, therefore, reduces GAAP net income, the Company believes that historical cost depreciation of real estate assets does not generally correlate with actual changes in the fair value of its real estate since the value of these assets does not necessarily decrease predictably over time, as historical cost depreciation implies.

While the Company uses the NAREIT definition of FFO, the Company's FFO may not be comparable to other REITs or real estate companies with similar assets. This is due in part to the differences in capitalization policies used by different companies and the significant effect these capitalization policies have on FFO. Real estate costs incurred in connection with real estate operations which are accounted for as capital improvements are added to the carrying value of the property and depreciated over time whereas real estate costs that are expensed are accounted for as a current period expense. This affects FFO because costs that are accounted for as expenses reduce FFO. Conversely, real estate costs that are capitalized and depreciated are added back to net income to calculate FFO. The Company's capitalization policy is to treat most recurring improvements, such as appliances, vinyl flooring and carpet, as expenses, and this may cause the Company's reported FFO to be lower than peer companies that capitalize recurring improvements of these types.

Although the Company considers FFO to be a useful measure of its operating performance, FFO should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

The following sets forth a reconciliation of the Company's net income as determined in accordance with GAAP and its FFO for the periods set forth.

Liquidity and Capital Resources

The Company's primary source of cash is cash generated by its real estate investments. Cash generated by the multifamily apartment properties is a function of the net cash flow of the underlying properties. The amount of operating cash generated by the Company is substantially dependent on the net rental revenues generated by the properties. Net rental revenues from a multifamily apartment property depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors, such as: local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

The Company uses cash primarily to (i) pay the operating expenses of its multifamily apartment properties, including the cost of capital improvements and fees paid to the property manager; (ii) to pay the operating expenses of the Company's administration, including the fees paid to its Advisor; (iii) the payment of debt service on its bonds and mortgages payable; (iv) the acquisition of additional multifamily apartment properties, Agency Securities and other investments; and (v) the payment of dividends. The Company believes that net cash provided by operations will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at its properties) and the continued payment of dividends at the rate of $0.25 per share per quarter.

The multifamily apartment properties which the Company currently owns are financed under twelve mortgage financings with an aggregate principal balance outstanding of approximately $81.9 million as of March 31, 2004. These mortgages consist of ten tax-exempt bonds with an aggregate principal balance outstanding of approximately $64.6 million and two taxable mortgage notes payable with a combined principal balance of approximately $17.3 million. Six of these mortgage obligations, totaling approximately $35.4 million, require periodic payments of principal and interest while the remaining six mortgage obligations require only semiannual payments of interest. Approximately 87% of these mortgage obligations bear interest at a fixed rate with a weighted average interest rate of 5.65% for the three months ended March 31, 2004. The remaining 13% of these mortgage obligations bear interest at variable rates, via interest rate swap agreements, that had a weighted average interest rate of 1.55% for the three months ended March 31, 2004. Maturity dates on these mortgage obligations range from September 2005 to July 2029. Each of these mortgage loans has been made on a non-recourse basis, which means the lender's source of payment in the event of a default is limited to foreclosure of the underlying property securing the mortgage loan.

Cash provided by operating activities for the three months ended March 31, 2004 increased $149,925 compared to the same period a year earlier primarily due to timing of payments related to other assets and accounts payable as a result of reduced rental income with increasing real estate operating expenses. Cash provided by investing activities increased $247,732 for the first quarter of 2004 compared to the same period in 2003 primarily due to the mortgage-backed securities transactions, which the Company did not have during the quarter ended March 31, 2003. Net cash used in financing activities for the three months ended March 31, 2004 increased $86,066 compared to the same period in 2003 due to increased principal payments on bonds and mortgage notes payable.

The following table sets forth information regarding the dividends paid or accrued per share for the quarters ended March 31, 2004 and 2003:

Contractual Obligations

The Company did not have any material changes to its contractual obligations during the three months ended March 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objective, the Company borrows primarily at fixed rates and enters into derivative financial instruments, such as interest rate swaps, in order to manage and mitigate its interest rate risk. The Company has not entered into derivative instrument transactions for speculative purposes.

As of March 31, 2004, approximately 87% of the Company's long-term borrowings consisted of fixed-rate financing. The remaining 13% consisted of variable-rate financing obtained through interest rate swap transactions. Variations in interest rates affect the Company's cost of borrowing on its variable-rate financing. The interest rates payable by the Company on these obligations increase or decrease with certain index interest rates. If the Company's borrowing costs increase, the amount of cash available for distribution to shareholders will decrease.

The following table presents information about the Company's financial instruments that are sensitive to changes in interest rates, including principal amounts and weighted average interest rates, by year of maturity for the Company's borrowings:

The aggregate fair value of the Company's borrowings was $82,215,444 as of March 31, 2004 and the estimated fair value of the swap agreements was ($16,946) as of March 31, 2004.

The $15,600,000 variable to fixed swap was entered into on top of and to mitigate the variable rate risk of those fixed to variable swaps maturing December 6, 2004. It effectively fixes the interest rate on $15,600,000 of bonds payable at 3.85% through December 6, 2004.

As the above tables incorporate only those exposures or positions that existed as of March 31, 2004, it does not consider those exposures or positions that could arise after that date. The Company's ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's risk mitigating strategies at that time and interest rates.

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

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the Company's reports under the Securities Exchange Act of 1934.

(b) Changes in internal controls over financial reporting. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect those controls made during the quarter covered by this report, that have, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its properties was subject.

Although the Company is not a named defendant, a purported class action lawsuit was filed in the Delaware Courts by two unit holders of America First Real Estate Investment Partners, L.P. ("AFREZ") relating to the proposed merger of AFREZ with the Company. Among other things, the plaintiffs have alleged that the amount of stock and cash to be paid by the Company to the Unit holders of AFREZ is insufficient and should be increased. The Company is unable to predict the outcome of this litigation or its potential to delay or prevent the completion of the proposed merger with AFREZ.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits are filed as required by Item 6(a) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

2.1 Agreement and Plan of Merger, dated November 25, 2003, between the Company and America First Real Estate Investment Partners, L.P. and Amendment to Agreement and Plan of Merger, dated February 10, 2004 (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Company's Registration Statement on Form S-4 (Commission File No. 333-111036) filed by the Company on February 25, 2004).

2.2 Agreement and Plan of Merger, dated June 18, 2002, between the Company and America First Apartment Investors, L.P. (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Commission File No. 333-90690) filed by the Company on June 18, 2002).

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

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST APARTMENT INVESTORS, INC.

Date: May 17, 2004 /s/ John H. Cassidy

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 17, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 17, 2004

/s/ Mark A. Hiatt

Mark A. Hiatt

Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT 32.1

Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, John H. Cassidy, Chief Executive Officer of America First Apartment Investors, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 17, 2004

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

EXHIBIT 32.2

Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Mark A. Hiatt, Chief Financial Officer of America First Apartment Investors, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 17, 2004

/s/ Mark A. Hiatt

Mark A. Hiatt

Vice President, Chief Financial Officer, Treasurer and Secretary

A signed original of this written statement required by Section 906 has been provided to America First Apartment Investors, Inc. and will be retained by America First Apartment Investors, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.