Form 10-Q
period 2004-06-30
AMERICA FIRST APARTMENT INVESTORS INC
filed 2004-08-16
CIK 1175167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:  000-49986

AMERICA FIRST APARTMENT INVESTORS, INC.

(Exact name of registrant as specified in its charter)

Maryland	47-0858301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1004 Farnam Street, Suite 400 Omaha, Nebraska	68102
(Address of principal executive offices)	(Zip Code)

(402) 444-1630
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒                 NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

YES  ☐                 NO  ☒

As of August 6, 2004, there were 10,505,558 outstanding shares of the registrant’s common stock.

AMERICA FIRST APARTMENT INVESTORS, INC.

ii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	Dec. 31, 2003
	(Unaudited)
Assets
Cash and cash equivalents
Unrestricted	$15,322,815	$6,917,597
Restricted	8,524,484	3,717,356
Investments in mortgage-backed securities, at fair value	30,996,148	36,027,478
Investments in corporate equity securities, at fair value	5,257,792	2,179,232
Investments in real estate, net of accumulated depreciation	227,925,183	114,898,237
In-place lease intangibles	4,435,750	—
Other assets	3,218,081	3,152,043

Total assets	$295,680,253	$166,891,943

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and accrued expenses	$6,292,036	$3,036,205
Dividends payable	2,626,389	1,268,724
Notes payable	2,413,310	—
Bonds and mortgage notes payable	150,320,412	82,215,444
Borrowings under repurchase agreements	36,243,026	33,012,026
Total liabilities	197,895,173	119,532,399

Stockholders’ Equity
Common stock, $.01 par value; 500,000,000 shares authorized, 10,505,558 and 5,074,897 issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	105,056	50,749
Additional paid-in capital	102,714,108	47,417,563
Distributions in excess of accumulated earnings	(4,791,083)	(713,868)
Accumulated other comprehensive income (loss)	(243,001)	605,100
Total stockholders’ equity	97,785,080	47,359,544

Total liabilities and stockholders’ equity	$295,680,253	$166,891,943

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003
Income
Rental income	$7,837,416	$6,079,605	$13,782,781	$12,166,369
Real estate operating expenses	(4,300,162)	(3,186,226)	(7,527,937)	(6,274,973)
Depreciation expense	(1,537,200)	(1,249,557)	(2,782,643)	(2,511,105)
Income from rental operations	2,000,054	1,643,822	3,472,201	3,380,291

Other income
Interest income on cash and cash equivalents and dividend income	80,060	67,708	132,574	137,144
Mortgage-backed securities net interest income	96,956	—	227,520	—
Gain on sales of corporate equity securities	142,633	—	142,633	—
Gain on Jefferson Place subordinate note	—	4,444,452	—	4,444,452
	319,649	4,512,160	502,727	4,581,596
Other expenses
Interest expense	1,283,820	1,081,511	2,347,315	2,165,108
(Gain) loss on interest rate swap agreements	33,777	(18,837)	62,297	(17,324)
Amortization expense - in-place lease intangibles	403,250	—	403,250	—
Amortization expense - debt financing costs	71,946	72,329	143,890	143,482
General and administrative expenses	727,664	499,173	1,200,277	978,599
	2,520,457	1,634,176	4,157,029	3,269,865

Net income (loss)	(200,754)	4,521,806	(182,101)	4,692,022

Other comprehensive income (loss)
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	(12,460)	59,607	(705,468)	59,848
Less: reclassification adjustment for gains realized in net income (loss)	(142,633)	—	(142,633)	—
	(155,093)	59,607	(848,101)	59,848
Comprehensive income (loss)	$(355,847)	$4,581,413	$(1,030,202)	$4,751,870

Net income (loss) per share - basic	$(0.03)	$0.89	$(0.03)	$0.92

Net income (loss) per share - diluted	$(0.03)	$0.89	$(0.03)	$0.92

Dividends declared per share	$0.25	$0.25	$0.50	$0.50

Weighted average number of shares outstanding - basic	6,745,870	5,074,236	5,910,383	5,074,070

Weighted average number of shares outstanding - diluted	6,745,870	5,078,483	5,910,383	5,075,940

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2003	5,074,897	$50,749	$47,417,563	$(713,868)	$605,100	$47,359,544
Net loss	—	—	—	(182,101)	—	(182,101)
Common stock issued	5,430,661	54,307	55,284,129	—	—	55,338,436
Stock option compensation	—	—	12,416	—	—	12,416
Change in unrealized holding gains on securities	—	—	—	—	(848,101)	(848,101)
Dividends declared	—	—	—	(3,895,114)	—	(3,895,114)

Balance at June 30, 2004	10,505,558	$105,056	$102,714,108	$(4,791,083)	$(243,001)	$97,785,080

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003
Cash flows from operating activities
Net income (loss)	$(182,101)	$4,692,022
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	2,782,643	2,511,105
Gain on sales of corporate equity securities	(142,633)	—
(Gain) loss on interest rate swap agreements	62,297	(17,324)
Amortization of debt financing costs and in-place lease intangibles	547,140	143,042
Amortization of premium on mortgage-backed securities	145,718	—
Non-cash stock option compensation	12,416	31,970
Gain on Jefferson Place subordinate note	—	(4,444,452)
Increase in restricted cash	(1,190,935)	(484,435)
Decrease in other assets	583,911	436,864
Increase in accounts payable and accrued expenses	494,403	153,111

Net cash provided by operating activities	3,112,859	3,021,903

Cash flows from investing activities
Real estate capital improvements	(132,755)	(106,965)
Principal received on mortgage-backed securities	6,168,173	—
Acquisition of mortgage-backed securities	(1,564,816)	—
Proceeds from sales of corporate equity securities	2,716,763	—
Acquisition of America First Real Estate Investment Partners, L.P.	(3,532,421)	—
Cash received in acquisition of America First Real Estate Investment Partners, L.P.	8,399,580	—
Net proceeds from repayment of Jefferson Place subordinate note	—	2,356,263

Net cash provided by investing activities	12,054,524	2,249,298

Cash flows from financing activities
Dividends paid	(2,537,449)	(2,536,927)
Principal payments on bonds and mortgage notes payable	(480,716)	(419,242)
Principal payments on borrowings under repurchase agreements	(3,744,000)	—
Issuance of shares	—	1,200

Net cash used in financing activities	(6,762,165)	(2,954,969)

Net increase in cash and cash equivalents	8,405,218	2,316,232
Cash and cash equivalents at beginning of period	6,917,597	8,419,537
Cash and cash equivalents at end of period	$15,322,815	$10,735,769

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,546,140	$2,168,363

Supplemental disclosure of non-cash investing and financing activities:

On June 3, 2004, the Company merged with America First Real Estate Investment Partners, L.P. (“AFREZ”).  Merger consideration included $3,532,421 in cash paid, $513,110 of additional merger costs incurred and 5,430,661 shares of stock with a value of $55,338,436 issued in exchange for the limited partner and general partner interests of AFREZ.

In May 2003, the Company issued 992 shares of its common stock having a value of $10,000 as Director compensation.

On January 1, 2003, the Company merged with America First Apartment Investors, L.P. (the Partnership”).  In connection with such merger, the Company issued 5,073,805 shares of stock in exchange for the limited partner and general partner interests of the Partnership.

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(UNAUDITED)

1.  Organization and Basis of Presentation

America First Apartment Investors, Inc. (the “Company”) is a Maryland corporation formed for the purpose of owning and operating multifamily apartment complexes. The Company commenced its business operations upon the completion of the merger of America First Apartment Investors, L.P. (the “Partnership”) with and into the Company. Upon consummation of the merger, which became effective January 1, 2003, the Company assumed all of the assets, liabilities and business operations of the Partnership. In June 2004, the Company merged with America First Real Estate Investments Partners, L.P., a Delaware limited partnership (“AFREZ”). Refer to footnote 2 for further details. As of June 30, 2004, the Company owns and operates 29 multifamily apartment complexes containing a total of 6,118 rental units and one commercial property.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2003. Certain amounts from prior periods have been reclassified to conform to the current period presentation. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of June 30, 2004, and the results of operations for all periods presented have been made. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

The Company is treated as a Real Estate Investment Trust (“REIT”) for Federal income tax purposes. As a REIT, the Company is generally not subject to Federal income taxes on distributed income. To maintain qualification as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to shareholders.

2.  Merger

On May 26, 2004, the shareholders of the Company approved a merger with AFREZ, pursuant to the Agreement and Plan of Merger entered into by the Company and AFREZ on November 25, 2003 (the “Merger Agreement”). The merger became effective on June 3, 2004. As a result of the merger, AFREZ was merged with and into the Company. The Company was the surviving company and assumed all of the assets, liabilities and business operations of AFREZ, including 14 multifamily apartment properties containing 2,783 rental units located in Arizona, Florida, Illinois, Michigan, North Carolina, Ohio, Tennessee and Virginia.

The Company issued shares of its common stock and paid cash to the holders of the limited partner and general partner interests in AFREZ upon consummation of the merger. Each Unit representing an assigned limited partnership interest in AFREZ as of the date of the merger was converted into the right to receive 0.7910 shares of the common stock of the Company and a cash payment of $0.39 per Unit. Fractional shares were rounded up or down to the nearest whole number. A total of 5,376,353 shares of the common stock of the Company were issued to Unit holders in connection with the merger plus a cash payment of $2,650,851. The general partner’s 1% interest in AFREZ was converted into 54,308 shares of the common stock of the Company plus a cash payment of $26,776.

Pursuant to Financial Accounting Standard No. 141, Business Combinations, the Company allocates a portion of the total acquisition cost of a property acquired to leases in existence as of the date of acquisition. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow deficit at each property during the lease-up of these properties. This allocated cost is amortized over the average remaining term of the leases (approximately twelve months).

The following table summarizes the estimated fair value of AFREZ assets and liabilities assumed at the date of the merger and the total value of the merger consideration.

Cash and restricted cash	$12,015,773
Investment in mortagage-backed securities	96,877
Investment in corporate equity securities	5,972,982
Land	16,563,893
Buildings	99,375,115
In-place lease intangibles	4,839,000
Other assets	1,317,107
Total assets assumed	140,180,747

Accounts payable and accrued expenses	2,822,786
Notes payable	2,413,310
Bonds and mortgage notes payable	68,585,684
Borrowings under repurchase agreements	6,975,000
Total liabilities assumed	80,796,780

Net assets assumed	$59,383,967

Cash paid and direct expenses	$4,045,531
Common stock issued	55,338,436
Value of merger consideration	$59,383,967

The Company has continued to operate as a real estate investment trust for federal income tax purposes after the merger.

The following unaudited, pro-forma financial information assumes the AFREZ acquisition occurred at the beginning of 2003. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 2003, or the results which may occur in the future.

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003

Total rental income	$11,452,006	$11,052,053	$22,658,910	$21,831,835

Net income	$148,670	$4,085,607	$355,758	$3,514,030

Net income per share, basic and diluted	$0.01	$0.39	$0.03	$0.33

3. Restricted Cash

Restricted cash and cash equivalents, which is legally restricted to use, is comprised of resident security deposits, required maintenance reserves and escrowed funds.

4.  Investment in Real Estate

At June 30, 2004 and December 31, 2003, the Company’s investment in real estate consisted of the following:

		Number of Units		Carrying Value at
Property Name	Location			June 30, 2004	Dec. 31 ,2003
Belvedere Apartments	Naples, FL	162		$8,206,894	$8,366,374
Bluff Ridge Apartments	Jacksonville, NC	108		3,693,829	—
Brentwood Oaks Apartments	Nashville, TN	262		11,806,586	—
Coral Point	Mesa, AZ	336		7,083,349	7,259,228
Covey at Fox Valley	Aurora, IL	216		5,660,277	5,867,643
Delta Crossing	Charlotte, NC	178		5,816,141	—
Elliot’s Crossing Apartments	Tempe, AZ	247		10,972,706	—
Fox Hollow Apartments	High Point, NC	184		6,091,703	—
The Glades Apartments	Tampa, FL	360		13,926,438	—
Greenbriar Apartments	Tulsa, OK	120		3,669,151	3,724,435
Highland Park Apartments	Columbus, OH	252		7,750,324	—
The Hunt Apartments	Oklahoma City, OK	216		6,211,378	6,345,238
Huntsview Apartments	Greensboro, NC	240		8,400,540	—
Jackson Park Place	Fresno, CA	296		9,397,846	9,603,037
Lakes of Northdale Apartments	Tampa, FL	216		9,967,977	—
Littlestone at Village Green	Gallatin, TN	200		8,331,400	8,527,969
Misty Springs Apartments	Daytona Beach, FL	128		4,574,682	—
Monticello Apartments	Southfield, MI	106		5,823,504	—
Oakwell Farms Apartments	Nashville, TN	414		14,884,704	15,335,022
Oakhurst Apartments	Ocala, FL	214		8,183,055	8,314,562
Park at Countryside	Port Orange, FL	120		2,549,440	2,607,120
The Park at Fifty Eight	Chattanooga, TN	196		2,625,031	2,715,460
Park Trace Apartments	Norcross, GA	260		11,232,422	11,450,821
The Ponds at Georgetown	Ann Arbor, MI	134		7,469,553	—
The Retreat	Atlanta, GA	226		7,236,264	7,350,509
St. Andrews at Westwood Apts	Orlando, FL	259		12,914,059	13,172,193
Shelby Heights	Bristol, TN	100		1,688,221	1,741,910
Waterman’s Crossing	Newport News, VA	260		14,248,757	—
Water’s Edge Apartments	Lake Villa, IL	108		5,073,088	—
		6,118

The Exchange at Palm Bay	Palm Bay, FL	72,002	(1)	2,435,864	2,516,716

				$227,925,183	$114,898,237

(1) This is an office/warehouse facility. The figure represents square feet available for lease to tenants.

5.  Notes Payable

Notes payable of the Company consist of Variable Rate Junior Notes assumed in the merger with AFREZ. These notes bear interest at the rate equal to 120% of the annual applicable federal rate for debt instruments with a term of not over three years as determined by the Internal Revenue Code and applicable regulations thereunder. As of June 30, 2004, such rate was 2.35%. The notes provide for annual installments of accrued interest payable on the 15th of each January. The unpaid principal balance and accrued but unpaid interest is due January 15, 2008.

6.  Bonds and Mortgage Notes Payable

The Company has financed its multifamily apartment properties and its commercial property with long-term mortgage debt consisting of thirteen tax-exempt bond financings and seven taxable mortgage notes. Each debt obligation is secured by a first mortgage or deed of trust on the property. Bonds and mortgage notes payable as of June 30, 2004 and December 31, 2003 consisted of the following:

	Effective Interest		Maturity Date	Payment and Prepayment or Redemption Terms	Annual	Carrying Amount
Collateral	Rate				Payments	June 30, 2004	Dec. 31, 2003
Bonds Payable:
Coral Point and St. Andrews at Westwood Apartments	4.96%		03/01/2008	Semiannual payment of interest due each March 1 and September 1. Prepayable at par + 1% in March 2006.	$650,033	$13,090,000	$13,090,000

Covey at Fox Valley and Park Trace Apartments	5.30%		11/01/2007	Semiannual payment of interest due each May 1 and November 1. Prepayable at par + 1% in March 2006. Prepayable at par in March 2007.	$658,000	12,410,000	12,410,000

Brentwood Oaks Apartments	1.96	%(1)	07/15/2031	Monthly payment of interest due on the 12th of each month.	interest only	11,320,000	—

Lakes of Northdale Apartments	1.95	%(2)	05/15/2012	Monthly payment of interest due on the 11th of each month.	interest only	9,610,000	—

The Glades Apartments	2.06	%(2)	10/01/2032	Monthly payment of interest due on the 29th of each month.	interest only	8,775,000	—

Jackson Park Place	5.80%		12/01/2027	Monthly payment of principal and interest due the 1st of each month. Prepayable at par in November 2007.	$611,901	7,674,100	7,749,687

The Hunt Apartments	1.66	%(3)	07/01/2029	Semiannual payment of interest due each Jan. 1 and July 1. Prepayable at anytime.	interest only	6,930,000	6,930,000

Oakhurst Apartments	4.50	%(4)	12/01/2007	Semiannual payment of interest due each June 1 and Dec. 1. Prepayable at par since December 2003.	$238,500	5,300,000	5,300,000

The Exchange at Palm Bay	4.50	%(4)	11/01/2010	Monthly payment of principal and interest due the 25th of each month. Prepayable at par in December 2005.	$498,517	5,210,544	5,256,843

	Effective Interest		Maturity Date	Payment and Prepayment or Redemption Terms	Annual	Carrying Amount
Collateral	Rate				Payments	June 30, 2004		Dec. 31, 2003
Belvedere Apartments	4.50	%(4)	12/01/2007	Semiannual payment of interest due each June 1 and Dec. 1. Prepayable at par since December 2003.	$216,000	4,800,000		4,800,000

Greenbriar Apartments	1.66	%(3)	07/01/2029	Semiannual payment of interest due each Jan. 1 and July 1. Prepayable at anytime.	interest only	3,980,000		3,980,000

Shelby Heights and Park at Countryside	6.10%		03/01/2022	Semiannual payment of principal and/or interest due each March 1 and September 1. Prepayable at par + 1% in March 2007.	range from $266,000 to $276,000	2,900,000		2,990,000

The Park at Fifty Eight	6.65%		03/01/2021	Semiannual payment of principal and/or interest due each March 1 and September 1. Prepayable at par + 1% in March 2006.	range from $224,000 to $228,000	2,255,000		2,325,000

						$94,254,644		$64,831,530
Mortgage Notes Payable:
Oakwell Farms Apartments	6.935%		05/01/2009	Monthly payment of principal and interest due the 1st of each month. Prepayment allowed with 30 days notice and premium	$1,029,088	12,189,828		12,279,860

Waterman’s Crossing	5.52%		11/01/2012	Monthly payment of principal and interest due on the 1st of each month.	$790,403	10,906,417	(6)	—

Elliot’s Crossing Apartments	2.82	%(5)	02/01/2014	Monthly payment of interest only due on the 1st of each month	$234,060	8,136,643		—

Huntsview Apartments	5.83%		01/01/2012	Monthly payment of principal and interest due on the 1st of each month.	$508,606	7,174,652	(6)	—

Highland Park Apartments	4.69%		08/01/2033	Monthly payment of principal and interest due on the 1st of each month.	$435,151	6,547,304	(6)	—

Fox Hollow Apartments	6.91%		03/01/2011	Monthly payment of principal and interest due on the 1st of each month.	$492,870	6,083,553	(6)	—

Littlestone at Village Green	7.68%		09/15/2005	Monthly payment of principal and interest due the 15th of each month. Prepayment allowed with 30 days notice and premium.	$542,921	5,027,371		5,104,054
						$56,065,768		$17,383,914
						$150,320,412		$82,215,444

(1) The bond payable bears interest at a highly rated bond composite variable rate that is reset weekly and capped at 9.27%.

(2) The bond payable bears interest at a highly rated bond composite variable rate that is reset weekly and capped at 7.30%.

(3) In July 1999, the Company entered into an interest rate swap transaction with a third party under which the interest rates on these bonds are variable based on the Bond Market Association (“BMA”) rate plus 0.60%. The floating rate on the bonds averaged 1.66%

for the six months ended June 30, 2004. In June 2004, the Company entered into an interest rate swap transaction with the same third party under which the interest rates on these bonds will now be fixed at 3.30% through June 2009.

(4) In January 2001, the Company entered into an interest rate swap transaction with a third party under which the interest rates on these bonds are fixed at 4.50% through December 2004.

(5) The Company has an interest rate swap agreement with a third party under which the interest rate on the bond is fixed at 2.82% through February 2009.

(6) The Company assumed this fixed rate debt as part of the merger with AFREZ and the carrying amounts reflect the effect of determining the fair value of the debt on the merger date.

7.  Borrowings under Repurchase Agreements

Borrowings under repurchase agreements as of June 30, 2004 and December 31, 2003 consisted of the following:

Collateral	Interest Rate	Maturity Date	Payment Schedule	Carrying Amount
				June 30, 2004	Dec. 31, 2003

FNMA Pool #759197	1.35%	10/18/2004	Interest payments due at maturity	$20,668,026	$20,668,026

FNMA Pool #670676	1.99%	04/24/2005	Interest payments due at maturity	8,600,000	12,344,000

The Ponds at Georgetown GNMA Certificate	2.42%	06/26/2005	Interest payments due quarterly, principal due at maturity	6,975,000	—

				$36,243,026	$33,012,026

The Company intends to renew its repurchase agreements which come due in 2004 and 2005 with repurchase agreements having similar terms.

8.  Jefferson Place Subordinate Note

On June 26, 2003, the Company recorded a gain of $4,444,452 resulting from the repayment of its subordinate note due from the owners of Jefferson Place Apartments. The note was repaid out of the sale proceeds of Jefferson Place Apartments. The total gain is comprised of $2,709,040 of cash proceeds from the sale less $352,777 of written off receivables for a net cash gain of $2,356,263. The Company also recorded a $2,088,189 non-cash gain representing the reversal of a loss reserve. The subordinate note due from the owners of Jefferson Place Apartments had an original principal value of $3,500,000, a net book value of $0, and was received by the Partnership’s predecessor in 1997 in connection with the re-issuance of the Jefferson Place tax-exempt bonds which were originally owned by the Partnership’s predecessor. The subordinate note represented unpaid tax-exempt interest and principal on the original bonds. In connection with the 1997 re-issuance, the Partnership’s predecessor also issued a guarantee of the re-issued bonds that was collateralized by one of its other properties and recorded a loss reserve of $2,088,189 for the guarantee. The loss reserve represented management’s best estimate of the potential collateral guarantee loss based upon the estimated fair values of the respective properties at the inception of the collateral guarantee and was reversed on June 26, 2003, when the Company was relieved of its collateral guarantee via the sale of Jefferson Place Apartments.

9.  Transactions with Related Parties

Advisory Agreement

The Company amended its Advisory Agreement (the “Agreement”) with America First Apartment Advisory Corporation (the “Advisor”) on June 3, 2004 which includes the following provisions: (i) the Advisor will administer the day-to-day operations of the Company; (ii) the Advisor will act as the authorized agent on behalf of the Company in connection with the identification, evaluation, purchase, financing, operation and disposition of all real estate assets; (iii) the Advisor will provide the executive and administrative personnel and services required for the operation of the Company; (iv) the Advisor will maintain the financial records and perform the financial reporting of the Company; and (v) the Advisor will monitor and provide information to the Board of Directors on an on-going basis. In connection with these services, the Company pays the following administrative fees to the Advisor:

Administrative Fee - General

This fee is equal to 0.55% per annum of the sum of: (i) the original principal amount of the bonds originally issued to the predecessor to the Partnership; (ii) the purchase price paid by the Company for new assets that are then held by the Company; (iii) the outstanding principal of mezzanine financing provided by the Company to unaffiliated developers of residential real estate, plus (iv) the value of the AFREZ properties on the date of the merger. Prior to the amendment, this fee was equal to 0.60% per annum of the sum of: (i) the original principal amount of the bonds originally issued to the predecessor to the Partnership; (ii) the purchase price paid by the Company for new assets that are then held by the Company; plus (iii) the outstanding principal of mezzanine financing provided by the Company to unaffiliated developers of residential real estate. However, the fee was to be reduced to 0.50% per annum of those amounts in excess of $250,000,000 for any calendar year in which the Company generated Funds from Operations (“FFO”) of less than $1.60 per average common share outstanding. Such fees were $214,626 and $435,383 for the three and six month periods ended June 30, 2004, respectively, and $220,757 and $441,515 for the three and six month periods ended June 30, 2003, respectively, and are included in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Administrative Fee – Mortgage-backed Securities

This fee is equal to 0.25% per annum of the outstanding principal balance of all mortgage-backed securities held by the Company with an incentive equal to 20% of the amount by which the total net interest income realized by the Company from its portfolio of mortgage-backed securities during each calendar month exceeds the average dollar amount of stockholders’ equity invested in mortgage-backed securities during the month times the composite dividend yield reported by the National Association of Real Estate Investment Trusts for equity REITs which invest in residential apartment properties (5.82% for the month ended June 30, 2004). For the three and six month periods ended June 30, 2004, this fee equaled $20,723 and $52,497 and is included in Mortgage-backed securities net interest income in the Consolidated Statements of Operations and Comprehensive Income (Loss). No such fee was recorded for the three and six month periods ended June 30, 2003 as the Company did not own any mortgage-backed securities. The Advisor has retained an unaffiliated sub-advisor to advise it with respect to the Company’s investments in mortgage-backed securities. All fees paid to the sub-advisor are the obligation of the Advisor.

Property Acquisition Fee

In connection with the identification, evaluation and acquisition of real estate assets, the Advisor receives a fee in the amount of 1.25% of the gross purchase price paid by the Company for such real estate assets. As there were no acquisitions of real estate outside the merger with AFREZ during the three and six months ended June 30, 2004 and June 30, 2003, no such fees were paid during those periods.

Mezzanine Investments Fee

Effective with the amendment of the Agreement on June 3, 2004, in connection with the underwriting and making of mezzanine investments, the Advisor receives a fee in the amount of 1.25% of the original principal amount of such mezzanine investments. As there was no underwriting or making of mezzanine investments during the three and six months ended June 30, 2004, no such fees were paid.

Reimbursement of Out-of-Pocket Expenses

The Company reimburses the Advisor and its affiliate for certain out-of-pocket costs and expenses that it incurs in connection with the carrying out of the Company’s business activities.

Included in Accounts payable and accrued expenses in the Consolidated Balance Sheets are amounts due to the Advisor and its affiliate for administrative fees and reimbursed costs and expenses of $251,149 and $273,295 as of June 30, 2004 and December 31, 2003.

Property Management Fees

An affiliate of the Advisor, America First Properties Management Company L.L.C., provides property management services for the multifamily properties owned by the Company. The fees for services provided represent the lower of: (i) costs incurred in managing the property, or (ii) customary fees for such services determined on a competitive basis. Such fees were $313,993 and $559,473 for the three and six month periods ended June 30, 2004, respectively, and $243,516 and $489,569 for the three and six month periods ended June 30, 2003, respectively, and are included in Real estate operating expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Sales of Corporate Equity Securities

The Company owned 238,428 units of AFREZ which were sold on the open market prior to the effective date of the merger. For those units sold subsequent to the merger announcement but prior to the effective date, the related gain on sale of $148,677 has been recorded as a purchase price adjustment rather than realized in net income (loss).  A director of the Company purchased 30,000 of these AFREZ units in an open market transaction.

10.  Stock Option Plan

The Company adopted a Stock Option Plan (the “Plan”) on April 1, 2002 to permit awards of equity based compensation to those providing services to the Company. The Plan is administered by the Compensation Committee of the Board of Directors. The Plan allows for the granting of options to purchase an aggregate of up to 750,000 shares of the Company’s common stock. The Plan authorizes the Board of Directors and its Compensation Committee to grant Incentive Stock Options (“ISOs”), as defined under section 422 of the IRS Code, non-qualified stock options (“NQSOs”), and dividend equivalent rights (“DERs”) to eligible persons. The exercise price for options granted under the Plan shall not be less than the fair market value of the Company’s common stock on the date of the grant. Options granted under the Plan expire 10 years from the respective grant dates of the options.

On February 4, 2003, NQSOs to acquire a total of 40,000 shares of common stock were granted to the Company’s four non-employee Directors, at an exercise price of $8.73. The options vest 25% on the grant date and 25% on each of the next three anniversaries of the grant date. On the same date, a total of 40,000 DERs were granted to the Company’s four non-employee directors, which vest 25% on the grant date and 25% on each of the next three anniversaries of the grant date.

Stock option activity for the six month period ended June 30, 2004 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Balance at December 31, 2003	40,000	$8.73
Granted	—	—
Cancelled	(5,000)	8.73
Balance at June 30, 2004	35,000	$8.73

Options exercisable at June 30, 2004	20,000	$8.73

As of June 30, 2004, all outstanding options have an exercise price of $8.73 and a remaining contractual life of 8.6 years. The Company accounts for its stock options using the fair value recognition provisions of FAS No. 123, Accounting for Stock-Based Compensation. Under FAS No. 123, the Company records compensation expense based upon the estimated fair value of its granted options, over their vesting period. The compensation expense is included in General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) with the related offset to Additional paid-in capital on the Consolidated Balance Sheets. The per share estimated fair value of the options granted on their grant date during the quarter ended March 31, 2003 was $2.19. The estimated fair value of the Company’s options was determined using the Black-Scholes option-pricing model with the following assumptions: a risk free interest rate of 3.24%, an expected remaining contractual life of 5.0 years and an expected volatility rate of 20%. Compensation expense for stock options was $6,924 and $12,416 for the three and six month periods ended June 30, 2004, respectively, and $21,970 and $29,294 for the three and six month periods ended June 30, 2003, respectively. Payments on the DERs for options not exercised are charged to earnings when declared and were $5,000 and $10,000 for the three and six month periods ended June 30, 2004, respectively, and $2,500 and $5,000 for the three and six month periods ended June 30, 2003, respectively.

11.  Net Income Per Share

The following table provides a reconciliation between basic and diluted net income per share for the three and six months ended June 30, 2003. For the three and six months ended June 30, 2004, the stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2003
Net income attributable to common shares - basic	$4,521,806	$4,692,022
Add back: Expense attributable to DERs	2,500	5,000

Net income attributable to common shares - diluted	$4,524,306	$4,697,022

Weighted average shares outstanding - basic	5,074,236	5,074,070
Dilutive stock options	4,247	1,870

Weighted average shares outstanding - diluted	5,078,483	5,075,940

Net income per share:
Basic	$0.89	$0.92
Diluted	$0.89	$0.92

12.  Segment Reporting

The Company’s reportable segments consist of: (i) its multifamily apartment properties; (ii) its commercial property; and (iii) its investment in mortgage-backed securities.

The Company defines each of its multifamily apartment properties as an individual operating segment. It has determined that all multifamily apartment properties have similar economic characteristics and meet the other criteria which permit the multifamily apartment properties to be aggregated into one reportable segment, that being the acquiring, holding, operating and selling of multifamily apartment properties. The Company’s chief operating decision-makers assess and measure segment operating results based on a performance measure referred to as net operating income at the property level. Net operating income for each multifamily apartment property represents its net rental revenues less its real estate operating expenses.

The Company’s commercial property is defined as a separate individual operating segment. The Company’s chief operating decision-makers assess and measure segment operating results based on a performance measure referred to as net operating income at the commercial property level. Net operating income for the commercial property represents its net lease revenues less its real estate operating expenses.

The Company assesses the performance of its investment in mortgage-backed securities by calculating its net interest income earned on these securities. Net interest income is calculated as mortgage-backed securities interest income, less premium amortization, interest expense incurred on the financing used to acquire these securities and administrative and incentive fees. All of the Company’s mortgage-backed securities are combined into one reportable segment for this purpose.

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003

Multifamily real estate segment revenues	7,679,281	5,914,150	13,454,418	11,831,537
Rental income from commercial property	158,135	165,455	328,363	334,832
Consolidated revenues	$7,837,416	$6,079,605	$13,782,781	$12,166,369

Net operating income from multifamily real estate segments	$3,416,275	$2,772,459	$6,007,813	$5,681,699

Reconciling items:
Depreciation expense	(1,494,497)	(1,189,653)	(2,701,652)	(2,376,400)
Other expenses	(1,596,228)	(1,062,878)	(2,566,997)	(2,147,657)
Net income from multifamily real estate segment	325,550	519,928	739,164	1,157,642

Reconciling items:
Net operating income (loss) from commercial property	(10,316)	(11,110)	5,689	(10,178)
Mortgage-backed securities net interest income	96,956	—	227,520	—
Other income	222,693	4,512,160	275,207	4,523,157
Other expenses	(835,637)	(499,173)	(1,429,681)	(978,599)
Net income (loss)	$(200,754)	$4,521,805	$(182,101)	$4,692,022

	As of June 30, 2004	As of Dec. 31, 2003

Multifamily real estate segment assets	$238,096,295	$119,228,683

Reconciling items:
Commercial property assets	2,726,805	2,516,858
Investment in mortgage-backed securities	30,996,148	36,027,478
Other assets	23,861,005	9,118,924
Consolidated assets	$295,680,253	$166,891,943

The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company’s consolidated revenues.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements that reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, the Company’s performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the investments it has made constitute forward-looking statements. Shareholders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties, and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward- looking statements contained herein. These factors include local and national economic conditions, the amount of new construction, interest rates on single-family home mortgages and on the Company’s variable-rate borrowings, government regulation, price inflation, the level of real estate and other taxes imposed on the properties, labor problems and natural disasters.

Critical Accounting Policies

The Company’s critical accounting policies are the same as those described in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2003.

General

America First Apartment Investors, Inc. (the “Company”) is a Maryland corporation formed for the purpose of owning and operating multifamily apartment complexes. The Company commenced its business operations upon the completion of the merger of America First Apartment Investors, L.P. (the “Partnership”) with and into the Company. Upon consummation of the merger, which became effective January 1, 2003, the Company assumed all of the assets, liabilities and business operations of the Partnership. On June 3, 2004, America First Real Estate Investment Partners, L.P. (“AFREZ”) was merged with and into the Company. The Company was the surviving company and assumed all of the assets of AFREZ, including 14 multifamily apartment properties containing 2,783 rental units. The Company owned and operated 29 multifamily apartment complexes containing a total of 6,118 rental units and one commercial property as of June 30, 2004.

The following table sets forth certain information regarding the Company’s real estate investments as of June 30, 2004 and for the six months ended June 30, 2004:

Property Name	Location	Number of Units		Number of Units Occupied		Percentage of Units Occupied	Economic Occupancy (1)
Belvedere Apartments	Naples, FL	162		152		94%	90%
Bluff Ridge Apartments	Jacksonville, NC	108		106		98%	97%
Brentwood Oaks Apartments	Nashville, TN	262		260		99%	87%
Coral Point	Mesa, AZ	336		298		89%	67%
Covey at Fox Valley	Aurora, IL	216		203		94%	74%
Delta Crossing	Charlotte, NC	178		168		94%	67%
Elliot’s Crossing Apartments	Tempe, AZ	247		225		91%	76%
Fox Hollow Apartments	High Point, NC	184		164		89%	84%
The Glades Apartments	Tampa, FL	360		339		94%	86%
Greenbriar Apartments	Tulsa, OK	120		115		96%	81%
Highland Park Apartments	Columbus, OH	252		241		96%	80%
The Hunt Apartments	Oklahoma City, OK	216		204		94%	89%
Huntsview Apartments	Greensboro, NC	240		207		86%	74%
Jackson Park Place	Fresno, CA	296		287		97%	95%
Lakes of Northdale Apartments	Tampa, FL	216		208		96%	83%
Littlestone at Village Green	Gallatin, TN	200		179		90%	81%
Misty Springs Apartments	Daytona Beach, FL	128		127		99%	92%
Monticello Apartments	Southfield, MI	106		95		90%	88%
Oakwell Farms Apartments	Nashville, TN	414		398		96%	73%
Oakhurst Apartments	Ocala, FL	214		199		93%	90%
Park at Countryside	Port Orange, FL	120		114		95%	88%
The Park at Fifty Eight	Chattanooga, TN	196		167		85%	75%
Park Trace Apartments	Norcross, GA	260		234		90%	74%
The Ponds at Georgetown	Ann Arbor, MI	134		108		81%	80%
The Retreat	Atlanta, GA	226		209		92%	68%
St. Andrews at Westwood Apts	Orlando, FL	259		253		98%	82%
Shelby Heights	Bristol, TN	100		98		98%	94%
Waterman’s Crossing	Newport News, VA	260		250		96%	92%
Water’s Edge Apartments	Lake Villa, IL	108		101		94%	77%
		6,118		5,709		93%	81%

The Exchange at Palm Bay	Palm Bay, FL	72,002	(2)	65,920	(2)	92%	NA

(1)          Economic occupancy is presented for the six months ended June 30, 2004. Economic occupancy is defined as the net rental income divided by the maximum amount of rental income which could be derived from each property. This statistic is reflective of rental concessions, delinquent rents, and non-revenue units such as model units and employee units.

(2)          This is an office/warehouse facility. The figures represent square feet available for lease to tenants and percentage of square feet occupied.

Executive Summary

The financial results of the Company reflect the effects of the soft market conditions being experienced by the multifamily housing industry which are attributable to three primary factors: (i) recessionary conditions in certain markets that have significantly weakened rental rates; (ii) overbuilding of multifamily housing properties; and (iii) record low interest rates that are making home ownership a reality to prospective tenants. In response to these conditions, management will continue to focus on the attraction and retention of quality tenants, and on the effective cost management of operating expenses.

The following is a summary of significant items or events that have had and could have an effect on the Company’s financial position, results of operations, and liquidity:

•                  The Company merged with AFREZ whose assets included 14 multifamily apartment properties containing 2,783 rental units. The Company paid $3,532,421 in cash, $513,110 of additional merger costs incurred and issued 5,430,661 shares of stock with a value of  $55,338,436 in connection with this merger.

•                  Physical occupancy at the Company’s properties increased to 93% as of June 30, 2004 from 92% as of June 30, 2003 while average economic occupancy decreased to 81% for the six months ended June 30, 2004 from 82% for the six months ended June 30, 2003.

•                  Physical occupancy at the Company’s properties increased to 93% as of June 30, 2004 from 90% as of December 31, 2003 while average economic occupancy remained consistent at 81% for the six months ended June 30, 2004 as compared to the year ended December 31, 2003.

Results of Operations

The following discussion of the Company’s results of operations for the three and six month periods ended June 30, 2004 should be read in conjunction with all of the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2003.

Changes in Results of Operations

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	Dollar Change	Percentage Change
Income
Rental income	$7,837,416	$6,079,605	$1,757,811	29%
Real estate operating expenses	(4,300,162)	(3,186,226)	(1,113,936)	35%
Depreciation expense	(1,537,200)	(1,249,557)	(287,643)	23%
Income from rental operations	2,000,054	1,643,822	356,232	22%

Other income
Interest income on cash and cash equivalents and dividend income	80,060	67,708	12,352	18%
Mortgage-backed securities net interest income	96,956	—	96,956	100%
Gain on sales of corporate equity securities	142,633	—	142,633	100%
Gain on Jefferson Place subordinate note	—	4,444,452	(4,444,452)	-100%
	319,649	4,512,160	(4,192,511)	-93%
Other expenses
Interest expense	1,283,820	1,081,511	202,309	19%
(Gain) loss on interest rate swap agreements	33,777	(18,837)	52,614	279%
Amortization expense - in-place lease intangibles	403,250	—	403,250	100%
Amortization expense - debt financing costs	71,946	72,329	(383)	-1%
General and administrative expenses	727,664	499,173	228,491	46%
	2,520,457	1,634,176	886,281	54%

Net income	$(200,754)	$4,521,806	$(4,722,560)	-104%

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Rental income.  The increase is attributable to the one month of income from the properties acquired through the merger with AFREZ. Rental income generated by the properties held by the Company prior to the merger with AFREZ were essentially equal to rental income generated during the same period in 2003.

Real estate operating expenses.  The majority of the increase is attributable to the acquisition of fourteen additional properties through the merger with AFREZ and the inclusion of the real estate operating expenses of these properties for approximately one month of the quarter. The remaining increase of approximately $205,000 was due to increases in insurance rates, salaries and administrative expenses at the properties owned by the Company prior to the merger with AFREZ.

Mortgage-backed securities net interest income.  The Company received interest income of approximately $333,000 during the period from its investments in mortgage-backed securities.  This interest income was offset by premium amortization of approximately $95,000, interest expense of approximately $110,000 paid by the Company on the repurchase agreements used to finance these investments, and administrative and incentive fees of approximately $31,000. These securities were purchased during the fourth quarter of 2003 and the first quarter of 2004. Accordingly, there was no such income for the quarter ended June 30, 2003.

Gain on sales of corporate equity securities.  The Company sold its investment in AFREZ units prior to the effective date of the merger with AFREZ resulting in a gain of approximately $130,000. Various additional equity securities were also sold during the period at gains. The Company did not sell equity securities in the second quarter of 2003.

Gain on Jefferson Place subordinate note.  On June 26, 2003, Jefferson Place Apartments were sold and the Company recorded a gain of $4,444,452 on the repayment of its subordinate note due from Jefferson Place Apartments. The total gain is comprised of $2,709,040 of cash proceeds from the sale less $352,777 of written off receivables for a net cash gain of $2,356,263. The Company also recorded a $2,088,189 non-cash gain representing the reversal of a contingent liability. The subordinate note due from Jefferson Place Apartments had an original principal value of $3,500,000, a net book value of $0, and was received by the predecessor partnership in 1997 in connection with the re-issuance of the formerly owned Jefferson Place tax-exempt bonds. The subordinate note represented unpaid tax-exempt interest and principal. Therefore, the gain is not subject to Federal income taxes. In connection with the re-issuance, the predecessor partnership also pledged as collateral its Retreat Apartments and recorded a contingent liability of $2,088,189 for the guarantee. The contingent liability represented management’s best estimate of the potential guarantee loss based upon the estimated fair values of the respective properties at the inception of the guarantee. The liability was reversed on June 26, 2003 when the Company was relieved of its guarantee via the sale of Jefferson Place. The Company did not record any income from this transaction in 2004.

Interest expense.  Interest expense represents interest paid and other expenses associated with the taxable and tax-exempt mortgage debt incurred to finance the Company’s investments in multifamily apartment properties.  The increase in interest expense for the period is attributable to the month of interest expense on borrowings assumed through the merger with AFREZ of approximately $212,000. Interest expense on borrowings of the Company prior to the merger with AFREZ was consistent from period to period.

Amortization expense – in-place lease intangibles.  This increase is directly related to the amortization of the in-place lease intangibles recorded as a result of the merger with AFREZ.

General and administrative expenses.  The majority of the increase is attributable to the merger with AFREZ and the inclusion of its corporate general and administrative expenses for approximately one month of the quarter. The remaining increase is due to salaries and related benefits from corporate staff additions.

Changes in Results of Operations

	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003	Dollar Change	Percentage Change
Income
Rental income	$13,782,781	$12,166,369	$1,616,412	13%
Real estate operating expenses	(7,527,937)	(6,274,973)	(1,252,964)	20%
Depreciation expense	(2,782,643)	(2,511,105)	(271,538)	11%
Income from rental operations	3,472,201	3,380,291	91,910	3%

Other income
Interest income on cash and cash equivalents and dividend income	132,574	137,144	(4,570)	-3%
Mortgage-backed securities net interest income	227,520	—	227,520	100%
Gain on sales of corporate equity securities	142,633	—	142,633	100%
Gain on Jefferson Place subordinate note	—	4,444,452	(4,444,452)	-100%
	502,727	4,581,596	(4,078,869)	-89%
Other expenses
Interest expense	2,347,315	2,165,108	182,207	8%
(Gain) loss on interest rate swap agreements	62,297	(17,324)	79,621	460%
Amortization expense - in-place lease intangibles	403,250	—	403,250	100%
Amortization expense - debt financing costs	143,890	143,482	408	0%
General and administrative expenses	1,200,277	978,599	221,678	23%
	4,157,029	3,269,865	887,164	27%

Net income	$(182,101)	$4,692,022	$(4,874,123)	-104%

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Rental income.  An increase of approximately $1.8 million is attributable to the one month of income from the properties acquired through the merger with AFREZ. This increase was offset by a decline in the rental income generated by the properties held by the Company prior to the merger with AFREZ resulting from lower average economic occupancy of these properties during the period compared to the same period of 2003. At June 30, 2004, the average physical occupancy of the Company’s multifamily properties held by the Company prior to the merger with AFREZ was 93%, compared to 92% at June 30, 2003. However, the average economic occupancy for these same properties was 79% for the six months ended June 30, 2004, compared to 82% for the six months ended June 30, 2003.

Real estate operating expenses.  An increase of approximately $909,000 is attributable to the acquisition of fourteen additional properties through the merger with AFREZ and the inclusion of the real estate operating expenses of these properties for approximately one month of the period. The remaining increase was due to increases in insurance rates, salaries and administrative expenses at the properties owned by the Company prior to the merger with AFREZ.

Mortgage-backed securities net interest income.  The Company received interest income of approximately $683,000 during the period from its investments in mortgage-backed securities.  This interest income was offset by premium amortization of approximately $146,000, interest expense of approximately $218,000 paid by the Company on the repurchase agreements used to finance these investments, and administrative and incentive fees of approximately $91,000. These securities were purchased during the fourth quarter of 2003 and the first quarter of 2004. Accordingly, there was no such income for the six months ended June 30, 2003.

Gain on sales of corporate equity securities.  The Company sold its investment in AFREZ units prior to the effective date of the merger with AFREZ resulting in a gain of approximately $130,000. Various additional equity securities were also sold during the period at gains. The Company did not sell equity securities in the first six months of 2003.

Gain on Jefferson Place subordinate note.  On June 26, 2003, Jefferson Place Apartments were sold and the Company recorded a gain of $4,444,452 on the repayment of its subordinate note due from Jefferson Place Apartments. The total gain is comprised of $2,709,040 of cash proceeds from the sale less $352,777 of written off receivables for a net cash gain of $2,356,263. The Company also recorded a $2,088,189 non-cash gain representing the reversal of a contingent liability. The subordinate note due from Jefferson Place Apartments had an original principal value of $3,500,000, a net book value of $0, and was received by the predecessor partnership in 1997 in connection with the re-issuance of the formerly owned Jefferson Place tax-exempt bonds. The subordinate note represented unpaid tax-exempt interest and principal. Therefore, the gain is not subject to Federal income taxes. In connection with the re-issuance, the predecessor partnership also pledged as collateral its Retreat Apartments and recorded a contingent liability of $2,088,189 for the guarantee. The contingent liability represented management’s best estimate of the potential guarantee loss based upon the estimated fair values of the respective properties at the inception of the guarantee. The liability was reversed on June 26, 2003 when the Company was relieved of its guarantee via the sale of Jefferson Place. No such gain was recorded during the six months ended June 30, 2002. The Company did not record any income from this transaction in 2004.

Interest expense.  Interest expense represents interest paid and other expenses associated with the taxable and tax-exempt mortgage debt incurred to finance the Company’s investments in multifamily apartment properties.  The increase in interest expense for the period is attributable to the month of interest expense on borrowings assumed through the merger with AFREZ of approximately $212,000. The change in interest expense on borrowings of the Company prior to the merger with AFREZ was not material.

Amortization expense – in-place lease intangibles.  This increase is directly related to the amortization of the in-place lease intangibles recorded as a result of the merger with AFREZ.

General and administrative expenses.  Approximately $141,100 of this increase is attributable to the merger with AFREZ and the inclusion of its corporate general and administrative expenses for approximately one month of the period. The remaining increase is due to salaries and related benefits from corporate staff additions.

Funds from Operations

The Company’s Funds from Operations (“FFO”) decreased $4,031,667 or 70% to $1,739,696 for the second quarter of 2004, compared to $5,771,363 for the same period in 2003. This is primarily due to the gain recorded in the prior period on the repayment of the subordinate note due from the owners of Jefferson Place Apartments of $4,444,452 which was reflected in the FFO reported in the prior period. Excluding the effect of this prior period gain, FFO increased by $412,785 or 31% over the prior period. This increase was due to (i) the inclusion of approximately one month’s income earned by the fourteen properties acquired in the merger with AFREZ; and (ii) the income from mortgage-backed securities and sales of equity securities in the current period. The Company did not generate income from mortgage-backed securities or from the sale of equity securities in the second quarter of 2003.

The Company’s FFO decreased $4,199,335 or 58% to $3,003,792 for the first six months of 2004, compared to $7,203,127 for the same period in 2003. This is primarily due to the gain recorded in the prior period on the repayment of the subordinate note due from the owners of Jefferson Place Apartments of $4,444,452 which was reflected in the FFO reported in the prior period. Excluding the effect of this prior period gain, FFO increased by $245,117 over the prior period. This increase was due to (i) the inclusion of approximately one month’s income earned by the fourteen properties acquired in the merger with AFREZ; and (ii) the income from mortgage-backed securities and sales of equity securities in the current period. The Company did not generate income from mortgage-backed securities or from the sale of equity securities in the six months ended June 30, 2003.

FFO is calculated in accordance with the definition of FFO that is recommended by the National Association of Real Estate Investment Trusts (“NAREIT”). To calculate FFO under the NAREIT definition, depreciation and amortization expenses related to the Company’s real estate, gains or losses realized from the disposition of real estate assets, and certain extraordinary items are added back to the Company’s net income (loss). The Company believes that FFO is helpful in understanding the Company’s operating performance because FFO excludes the depreciation expense on real estate assets. While cost depreciation is recorded as an expense under accounting principles generally accepted in the United States (“GAAP”), and, therefore, reduces GAAP net income (loss), the Company believes that historical cost depreciation of real estate assets does not generally correlate with actual changes in the fair value of its real estate since the value of these assets does not necessarily decrease predictably over time, as historical cost depreciation implies.

While the Company uses the NAREIT definition of FFO, the Company’s FFO may not be comparable to other REITs or real estate companies with similar assets. This is due in part to the differences in capitalization policies used by different companies and the significant effect these capitalization policies have on FFO. Real estate costs incurred in connection with real estate operations which are accounted for as capital improvements are added to the carrying value of the property and depreciated over time whereas real estate costs that are expensed are accounted for as a current period expense. This affects FFO because costs that are accounted for as expenses reduce FFO. Conversely, real estate costs that are capitalized and depreciated are added back to net income (loss) to calculate FFO. The Company’s capitalization policy is to treat most recurring improvements, such as appliances, vinyl flooring and carpet as expenses, and this may cause the Company’s reported FFO to be lower than peer companies that capitalize recurring improvements of these types.

Although the Company considers FFO to be a useful measure of its operating performance, FFO should not be considered as an alternative to net income (loss) or net cash flows from operating activities which are calculated in accordance with GAAP.

The following sets forth a reconciliation of the Company’s net income (loss) as determined in accordance with GAAP and its FFO for the periods set forth.

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003

Net income (loss)	$(200,754)	$4,521,806	$(182,101)	$4,692,022
Depreciation expense	1,537,200	1,249,557	2,782,643	2,511,105
Amortization of in-place lease intangibles	403,250	—	403,250	—
Funds From Operations	$1,739,696	$5,771,363	$3,003,792	$7,203,127

Liquidity and Capital Resources

The Company’s primary source of cash is cash generated by its real estate investments. Cash generated by the multifamily apartment properties is a function of the net cash flow of the underlying properties. The amount of operating cash generated by the Company is substantially dependent on the net rental revenues generated by the properties. Net rental revenues from a multifamily apartment property depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors, such as: local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

The Company uses cash primarily to (i) pay the operating expenses of its multifamily apartment properties, including the cost of capital improvements and fees paid to the property manager; (ii) to pay the operating expenses of the Company’s administration, including the fees paid to its Advisor; (iii) the payment of debt service on its bonds and mortgages payable; (iv) the acquisition of additional multifamily apartment properties, Agency Securities and other investments; and (v) the payment of dividends. The Company believes that net cash provided by operations will continue to be adequate in both the short and long-term to meet operating requirements (including recurring capital expenditures at its properties) and the continued payment of dividends at the rate of $0.25 per share per quarter.

The Company’s principal business strategy is to acquire and operate multifamily apartment properties as long-term investments. In order to achieve its acquisition strategy, the Company has the authority to finance the acquisition of additional real estate in a variety of manners, including raising additional equity capital. To fully pursue our acquisition strategy we will need to raise additional equity capital. In June 2004, the Company filed a Form S-3 registration statement for $200 million of capital stock which may be sold from time to time in order to raise additional equity capital in order to support the Company’s business strategy.

The multifamily apartment properties which the Company currently owns are financed under twenty mortgage financings with an aggregate principal balance outstanding of approximately $150.8 million as of June 30, 2004. These mortgages consist of thirteen tax-exempt bonds with an aggregate principal balance outstanding of approximately $94.2 million and seven taxable mortgage notes payable with a combined principal balance of approximately $56.6 million. Ten of these mortgage obligations, totaling approximately $66.5 million, require periodic payments of principal and interest while the remaining ten mortgage obligations require only periodic payments of interest. Approximately 73% of these mortgage obligations bear interest at a fixed rate with a weighted average interest rate of 5.44% for the six months ended June 30, 2004. The remaining 27% of these mortgage obligations bear interest at variable rates, via interest rate swap agreements, that had a weighted average interest rate of 1.90% for the six months ended June 30, 2004. Maturity dates on these mortgage obligations range from September 2005 to August 2033. Each of these mortgage loans has been made on a non-recourse basis, which means the lender’s source of payment in the event of default is limited to foreclosure of the underlying property securing the mortgage loan.

In addition, the Company has borrowings in the form of Notes payable and borrowings under repurchase agreements. The Notes payable, which were assumed as part of the merger with AFREZ, bear interest at a variable rate with a weighted average interest rate for the one-month period since assumption of 2.35%. These Notes payable are due January 15, 2008. The borrowings under repurchase agreements bear interest at fixed rates with a weighted average interest rate of 1.71% for the six months ended June 30, 2004 and mature within one year.

Cash provided by operating activities for the six months ended June 30, 2004 increased by $90,956 compared to the same period a year earlier. Cash provided by investing activities increased $9,805,226 for the first two quarters of 2004 compared to the same period in 2003 due to the net cash acquired in the acquisition of AFREZ and the impact of pay-downs received on mortgage-backed securities in the current period which were not owned in the previous period. The net proceeds received in the prior period on the repayment of the Jefferson Place subordinate note was offset in the current period by the proceeds received from the sale of corporate equity securities. Net cash used in financing activities for the six months ended June 30, 2004 increased $3,807,196 compared to the same period a year earlier. This was due to a principal payment made on borrowings under repurchase agreements during the current period that was not made in the prior period.

The following table sets forth information regarding the dividend paid or accrued per share for the six months ended June 30, 2004 and 2003:

	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003

Dividends	$0.5000	$0.5000

Contractual Obligations

The Company had the following contractual obligations as of June 30, 2004:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bonds and mortgage notes payable	$150,830,772	$473,171	$18,114,509	$25,073,736	$107,169,356

Borrowings under repurchase agreements	$36,243,026	$36,243,026	$—	$—	$—

The increase from December 31, 2003 to June 30, 2004 was due to the merger with AFREZ on June 3, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s primary market risk exposure is interest rate risk. The Company’s exposure to market risk for changes in interest rates relates primarily to its long-term borrowings used to fund expansion of the Company’s real estate portfolio. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company’s control.

The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objective, the Company borrows primarily at fixed rates and enters into derivative financial instruments, such as interest rate swaps, in order to manage and mitigate its interest rate risk. The Company has not entered into derivative instrument transactions for speculative purposes.

As of June 30, 2004, approximately 77% of the Company’s total borrowings consisted of fixed-rate financing. The remaining 23% consisted of variable-rate financing. Variations in interest rates affect the Company’s cost of borrowing on its variable-rate financing. The interest rates payable by the Company on these obligations increase or decrease with certain index interest rates. If the Company’s borrowing costs increase, the amount of cash available for distribution to shareholders will decrease.

The following table presents information about the Company’s financial instruments that are sensitive to changes in interest rates, including principal amounts and weighted average interest rates, by year of maturity for the Company’s borrowings:

Fixed-Rate Borrowings
Maturity	Principal Amount	Weighted Average Interest Rate
2004	$21,141,197	4.76%
2005	21,615,673	5.17%
2006	1,163,836	5.33%
2007	23,751,813	5.37%
2008	1,321,923	5.42%
Thereafter	77,464,356	5.41%
	$146,458,798

Variable-Rate Borrowings
Maturity	Principal Amount	Weighted Average Interest Rate
2004	$—	1.92	%(1)
2005	10,910,000	1.96	%(1)
2006	—	2.01	%(1)
2007	—	2.00	%(1)
2008	2,413,310	1.99	%(1)
Thereafter	29,705,000	1.99	%(1)
	$43,028,310

(1)          Weighted average rate utilizing variable rates in effect at June 30, 2004.

The aggregate principal of the Company’s total borrowings was $189,487,108 as of June 30, 2004 and the estimated fair value of the interest rate swap agreements was a liability of $236,165 as of June 30, 2004.

	Interest Rate Swaps
	Maturity	Counterparty Notional Amount		Receive Rate		Company Notional Amount		Pay Rate
Fixed to Variable	July 13, 2004	$6,930,000		7.25%		$6,930,000		1.66	%(4)
Fixed to Variable	July 13, 2004	$3,980,000		7.50%		$3,980,000		1.66	%(4)
Fixed to Variable	December 6, 2004	$4,800,000		7.00%		$4,800,000		1.71	%(5)
Fixed to Variable	December 6, 2004	$5,300,000		7.125%		$5,300,000		1.71	%(5)
Fixed to Variable	December 6, 2004	$5,249,210	(1)	7.75%		$5,249,210	(1)	1.71	%(5)
Variable to Fixed	December 6, 2004	$15,600,000		1.06	%(2)	$15,600,000		4.50%
Fixed to Variable	January 22, 2007	$8,300,000		6.50%		$8,134,000		1.71	%(5)
Variable to Fixed	February 3, 2009	$8,100,000		1.06	%(2)	$8,100,000		2.82%
Variable to Fixed	June 25, 2009	$10,910,000		1.08	%(3)	$10,910,000		3.30%

(1)          Notional amount is tied to the The Exchange at Palm Bay bond payable and adjusts downwards as principal payments are made on the bond payable.

(2)          Weighted average Bond Market Association rate for the three months ended March 31, 2004.

(3)          Weighted average Bond Market Association rate for the period June 25, 2004 to June 30, 2004.

(4)          Weighted average Bond Market Association rate for the three months ended March 31, 2004 plus 0.60%.

(5)          Weighted average Bond Market Association rate for the three months ended March 31, 2004 plus 0.65%.

The $15,600,000 variable to fixed swap was entered into on top of and to mitigate the variable rate risk of those fixed to variable swaps maturing December 6, 2004. It effectively fixes the interest rate on $15,600,000 of bonds payable at  3.85% through December 6, 2004.

The $8,100,000 variable to fixed swap was entered into on top of and to mitigate the variable rate risk of the fixed to variable swap maturing January 22, 2004, which was extended on July 13, 2004 to January 22, 2009. It effectively fixes the interest rate on $8,100,000 of bonds payable at  2.82% through February 3, 2009.

The $10,910,000 variable to fixed swap was entered into on top of and to mitigate the variable rate risk of those fixed to variable swaps maturing July 13, 2004, which were extended on July 13, 2004 to July 13, 2009. It effectively fixes the interest rate on $10,910,000 of bonds payable at  3.30% through June 25, 2009.

As the above table incorporates only those exposures or positions that existed as of June 30, 2004, it does not consider those exposures or positions that could arise after that date. The Company’s ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company’s risk mitigating strategies at that time and interest rates.

Prepayment and Reinvestment Risk on Mortgage-backed Securities

As the Company receives repayments of principal on its mortgage-backed securities, premiums paid on such securities are amortized against interest income. Premiums arise when the Company acquires mortgage-backed securities at a price in excess of the principal balance of the mortgages securing such mortgage-backed securities or the par value of such mortgage-backed securities if purchased at the original issue. For financial accounting purposes interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Purchase premiums on the Company’s mortgage-backed securities are amortized against interest income over the lives of the securities using the effective yield method, adjusted for actual prepayment activity. In general, an increase in the prepayment rate will accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets.

Cash Concentrations of Credit Risk

The Company’s cash and cash equivalents are deposited primarily in a trust account at a single financial institution and are not covered by the Federal Deposit Insurance Corporation.

Item 4.  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.  The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the Company’s reports under the Securities Exchange Act of 1934.

(b)  Changes in internal controls over financial reporting.  There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect those controls made during the quarter covered by this report, that have, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On December 3, 2003, a purported class action lawsuit was filed in the Delaware Court of Chancery against America First Real Estate Investment Partners, L.P. (the “Partnership”), along with its general partner and America First Companies, L.L.C., by Harvey Matcovsky and Gloria Rein, in their capacities as holders of assigned limited partner interests (“Units”) of the Partnership. The plaintiffs seek to have the lawsuit certified as a class action on behalf of all Units holders. The lawsuit alleges, among other things, that the defendants acted in violation of their fiduciary duties to the Unit holders in connection with the merger of the Partnership with and into the Company. The plaintiffs were seeking to enjoin the proposed merger and unspecified damages and costs. The merger of the Partnership with and into the Company was completed on June 3, 2004 and, as a result, the Company assumed all liabilities of the Partnership, including any liability that may be imposed as a result of this lawsuit. To date, the plaintiffs have not amended their complaint to formally name the Company as a defendant or to modify the relief they are seeking. The Company intends to defend this lawsuit vigorously, but is unable to predict the outcome of this litigation. There are no other material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual shareholders’ meeting on May 26, 2004 for the purposes of electing two Class II directors, ratifying the appointment of KPMG LLP as its independent accountants for the fiscal year ending December 31, 2004 and voting on the proposed merger of America First Real Estate Investment Partners, L.P. with an into the Company.

A total of 5,074,897 shares of common stock were entitled to vote at the meeting and a total of 4,934,692 shares (97.24%) were represented at the meeting, in person or by proxy. The following sets forth the results of the voting at the annual meeting:

1.                                     Election of Directors

Mr. George Krauss	For— 4,866,260	Withheld— 68,432
Mr. Steven Seline	For— 4,863,760	Withheld— 70,932

2.                                     Ratification of the appointment of KPMG LLP as independent auditors for the year ending December 31, 2004

For— 4,847,189	Against— 42,981	Abstain— 44,522

3.                                     Approval of merger of America First Real Estate Investment Partners, L.P. with and into the Company

For— 2,985,077	Against— 96,503	Abstain— 60,692	Broker Non-Votes— 1,792,420

Further information regarding these matters is contained in the Company’s Proxy Statement, dated April 7, 2004, relating to the annual meeting.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.  The following exhibits are filed as required by Item 6(a) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

2.1  Agreement and Plan of Merger, dated November 25, 2003, between the Company and America First Real Estate Investment Partners, L.P. and Amendment to Agreement and Plan of Merger, dated February 10, 2004 (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-111036) filed by the Company on February 25, 2004).

2.2  Agreement and Plan of Merger, dated June 18, 2002, between the Company and America First Apartment Investors, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-90690) filed by the Company on June 18, 2002).

3.1         Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-90690) filed by the Company on June 18, 2002).

3.2         Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-90690) filed by Company on August 1, 2002).

4.1  Specimen of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-90690) filed by the Company on June 18, 2002).

10.1  Second Amended and Restated Advisory Agreement, dated June 3, 2004, between the Company and America First Apartment Advisory Corporation.

31.1  Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

A report on Form 8-K was filed by the Company on May 27, 2004 under Item 2, reporting that the shareholders of the Company approved a merger with America First Real Estate Investment Partners, L.P., a Delaware limited partnership (“AFREZ”), pursuant to the Agreement and Plan of Merger entered into by the Company and the Partnership on November 25, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA FIRST APARTMENT INVESTORS, INC.

Date: August 16, 2004	/s/ John H. Cassidy
John H. Cassidy
President and Chief Executive Officer