Form 10-Q
period 2004-09-30
AMERICA FIRST APARTMENT INVESTORS INC
filed 2004-11-15
CIK 1175167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

YES [    ]   NO [ X ]

     As of November 9, 2004, there were 10,505,558 outstanding shares of the registrant’s common stock.

i

AMERICA FIRST APARTMENT INVESTORS, INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Sept. 30, 2004	Dec. 31, 2003
Assets
Cash and cash equivalents
Unrestricted	$15,697,629	$6,917,597
Restricted	8,986,563	3,717,356
Investments in mortgage-backed securities, at fair value	28,329,589	36,027,478
Investments in corporate equity securities, at fair value	4,283,893	2,179,232
Investments in real estate, net of accumulated depreciation	226,363,996	114,898,237
In-place lease intangibles, net of accumulated amortization	3,226,000	—
Other assets	3,238,415	3,152,043

Total assets	$290,126,085	$166,891,943

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable and accrued expenses	$6,772,395	$3,036,205
Dividends payable	2,626,390	1,268,724
Notes payable	2,413,310	—
Bonds and mortgage notes payable	150,035,335	82,215,444
Borrowings under repurchase agreements	34,143,026	33,012,026

Total liabilities	195,990,456	119,532,399

Stockholders’ Equity
Common stock, $.01 par value; 500,000,000 shares authorized, 10,505,558 and 5,074,897 issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	105,056	50,749
Additional paid-in capital	102,718,227	47,417,563
Distributions in excess of accumulated earnings	(8,765,384)	(713,868)
Accumulated other comprehensive income	77,730	605,100

Total stockholders’ equity	94,135,629	47,359,544

Total liabilities and stockholders’ equity	$290,126,085	$166,891,943

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Income
Rental income	$11,515,361	$5,987,787	$25,298,143	$18,154,156
Real estate operating expenses	(6,590,642)	(3,462,195)	(14,118,579)	(9,737,168)
Depreciation expense	(2,170,203)	(1,242,591)	(4,952,846)	(3,753,696)

Income from rental operations	2,754,516	1,283,001	6,226,718	4,663,292

Other income
Interest income on cash and cash equivalents and dividend income	139,093	63,650	271,666	200,794
Mortgage-backed securities net interest income	75,259	—	302,780	—
Gain on sales of corporate equity securities	69,090	—	211,723	—
Gain on Jefferson Place subordinate note	—	—	—	4,444,452

	283,442	63,650	786,169	4,645,246

Other expenses
Interest expense	1,949,210	1,055,867	4,296,526	3,220,975
Gain on interest rate swap agreements	(119,676)	(8,489)	(57,379)	(25,813)
Amortization expense -in-place lease intangibles	1,209,750	—	1,613,000	—
Amortization expense - debt financing costs	68,074	71,888	211,962	215,370
Hurricane related expenses	269,916	—	269,916	—
General and administrative expenses	1,008,596	440,884	2,208,875	1,419,483

	4,385,870	1,560,150	8,542,900	4,830,015

Net income (loss)	(1,347,912)	(213,499)	(1,530,013)	4,478,523
Other comprehensive income (loss)
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	389,821	178,821	(315,647)	238,669
Less: reclassification adjustment for gains realized in net income (loss)	(69,090)	—	(211,723)	—

	320,731	178,821	(527,370)	238,669

Comprehensive income (loss)	$(1,027,181)	$(34,678)	$(2,057,383)	$4,717,192

Net income (loss) per share - basic and diluted	$(0.13)	$(0.04)	$(0.21)	$0.88

Dividends declared per share	$0.25	$0.25	$0.75	$0.75

Weighted average number of shares outstanding - basic and diluted	10,505,558	5,074,897	7,453,289	5,074,346

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

				Distributions	Accumulated
	Common	Common	Additional	in Excess of	Other
	Stock	Stock	Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2003	5,074,897	$50,749	$47,417,563	$(713,868)	$605,100	$47,359,544
Net loss	—	—	—	(1,530,013)	—	(1,530,013)
Common stock issued	5,430,661	54,307	55,284,129	—	—	55,338,436
Stock option compensation	—	—	16,535	—	—	16,535
Change in unrealized holding gains on securities	—	—	—	—	(527,370)	(527,370)
Dividends declared	—	—	—	(6,521,503)	—	(6,521,503)

Balance at September 30, 2004	10,505,558	$105,056	$102,718,227	$(8,765,384)	$77,730	$94,135,629

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	Sept. 30, 2004	Sept. 30, 2003
Cash flows from operating activities
Net income (loss)	$(1,530,013)	$4,478,523
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	4,952,846	3,753,696
Gain on sales of corporate equity securities	(211,723)	—
(Gain) loss on interest rate swap agreements	(57,379)	(25,813)
Amortization of debt financing costs and in-place lease intangibles	1,824,962	215,370
Amortization of premium on mortgage-backed securities	207,751	—
Amortization of discount on bonds and mortgage notes payable	10,294	—
Non-cash stock option compensation	16,535	37,463
Gain on Jefferson Place subordinate note	—	(4,444,452)
Increase in restricted cash	(1,653,014)	(1,114,320)
Decrease in other assets	672,911	749,166
Increase in accounts payable and accrued expenses	914,398	1,211,609

Net cash provided by operating activities	5,147,568	4,861,242

Cash flows from investing activities
Real estate capital improvements	(562,748)	(397,629)
Principal received on mortgage-backed securities	8,977,587	—
Acquisition of mortgage-backed securities	(1,564,816)	—
Proceeds from sales of corporate equity securities	3,790,353	—
Acquisition of America First Real Estate Investment Partners, L.P. (“AFREZ”)	(3,597,948)	—
Cash received in acquisition of AFREZ	8,399,580	—
Net proceeds from repayment of Jefferson Place subordinate note	—	2,356,263

Net cash provided by investing activities	15,442,008	1,958,634

Cash flows from financing activities
Dividends paid	(5,163,837)	(3,805,652)
Principal payments on bonds and mortgage notes payable	(776,087)	(557,408)
Principal payments on borrowings under repurchase agreements	(5,844,000)	—
Debt financing costs paid	(25,620)	—
Issuance of shares	—	1,200

Net cash used in financing activities	(11,809,544)	(4,361,860)

Net increase in cash and cash equivalents	8,780,032	2,458,016
Cash and cash equivalents at beginning of period	6,917,597	8,419,537

Cash and cash equivalents at end of period	$15,697,629	$10,877,553

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,341,427	$2,834,977

Supplemental disclosure of non-cash investing and financing activities:

On June 3, 2004, the Company merged with America First Real Estate Investment Partners, L.P. (“AFREZ”). Merger consideration included $3,597,948 in cash paid, $513,110 of additional merger costs incurred and paid by AFREZ and 5,430,661 shares of stock with a value of $55,338,436 issued in exchange for the limited partner and general partner interests of AFREZ.

In May 2003, the Company issued 992 shares of its common stock having a value of $10,000 as Director compensation.

On January 1, 2003, the Company merged with America First Apartment Investors, L.P. (the “Partnership”). In connection with such merger, the Company issued 5,073,805 shares of stock in exchange for the limited partner and general partner interests of the Partnership.

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

1. Organization and Basis of Presentation

America First Apartment Investors, Inc. (the “Company”) is a Maryland corporation formed for the purpose of owning and operating multifamily apartment complexes and other real estate investments. The Company commenced its business operations upon the completion of the merger of America First Apartment Investors, L.P. (the “Partnership”) with and into the Company. Upon consummation of the merger, which became effective January 1, 2003, the Company assumed all of the assets, liabilities and business operations of the Partnership. In June 2004, the Company merged with America First Real Estate Investment Partners, L.P., a Delaware limited partnership (“AFREZ”). Refer to footnote 2 for further details. As of September 30, 2004, the Company owns and operates 29 multifamily apartment complexes containing a total of 6,118 rental units and one commercial property.

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain amounts from prior periods have been reclassified to conform to the current period presentation. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of September 30, 2004, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

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

Pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations, the Company allocates a portion of the total acquisition cost of a property acquired to leases in existence as of the date of acquisition. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow deficit at each property during the lease-up of these properties. This allocated cost is amortized over the average remaining term of the leases (approximately twelve months). There were no significant leases with above or below market terms and no value was assigned to tenant relationships beyond the in-place lease intangibles discussed previously. This transaction did not result in recording any goodwill.

The following table summarizes the estimated fair value of AFREZ assets acquired and liabilities assumed at the date of the merger and the total value of the merger consideration. The following purchase price allocations have been preliminarily calculated as of June 1, 2004 and may change for up to one year subsequent to the acquisition date pending the Company’s review and valuation procedures of the assets acquired and the liabilities assumed.

Cash and cash equivalents
Unrestricted	$8,399,580
Restricted	3,616,193
Investments in mortgage-backed securities	96,877
Investments in corporate equity securities	5,972,982
Investments in real estate	116,004,535
In-place lease intangibles	4,839,000
Other assets	1,317,107

Total assets acquired	140,246,274

Accounts payable and accrued expenses	2,822,786
Notes payable	2,413,310
Bonds and mortgage notes payable	68,585,684
Borrowings under repurchase agreements	6,975,000

Total liabilities assumed	80,796,780

Net assets acquired	$59,449,494

Cash paid and direct expenses	$4,111,058
Common stock issued	55,338,436

Value of merger consideration	$59,449,494

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

The Company has continued to operate as a real estate investment trust for federal income tax purposes after the merger.

The following unaudited, pro-forma financial information assumes the AFREZ acquisition occurred at the beginning of 2003. The most significant adjustments to the periods presented is the inclusion of AFREZ’s results for the entire periods presented in addition to the amortization expense related to in-place lease intangibles being reflected in 2003 rather than in 2004. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 2003, or the results which may occur in the future.

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Total rental income	$11,515,361	$10,909,643	$34,174,272	$32,741,478
Net income	$(70,088)	$5,183,137	$711,278	$9,022,311
Net income per share, basic and diluted	$(0.01)	$0.49	$0.07	$0.86

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

3. Investments in Real Estate

As of September 30, 2004 and December 31, 2003, the Company’s investments in real estate consisted of the following:

		Number	Carrying Value at
Property Name	Location	of Units	Sept. 30, 2004	Dec. 31, 2003
Belvedere Apartments	Naples, FL	162	$8,128,534	$8,366,374
Bluff Ridge Apartments	Jacksonville, NC	108	3,661,999	—
Brentwood Oaks Apartments	Nashville, TN	262	11,717,165	—
Coral Point	Mesa, AZ	336	6,998,135	7,259,228
Covey at Fox Valley	Aurora, IL	216	5,628,540	5,867,643
Delta Crossing	Charlotte, NC	178	5,770,401	—
Elliot’s Crossing Apartments	Tempe, AZ	247	11,559,545	—
Fox Hollow Apartments	High Point, NC	184	6,084,910	—
The Glades Apartments	Tampa, FL	360	13,819,822	—
Greenbriar Apartments	Tulsa, OK	120	3,630,114	3,724,435
Highland Park Apartments	Columbus, OH	252	7,788,996	—
The Hunt Apartments	Oklahoma City, OK	216	6,146,552	6,345,238
Huntsview Apartments	Greensboro, NC	240	8,347,635	—
Jackson Park Place	Fresno, CA	296	9,292,759	9,603,037
Lakes of Northdale Apartments	Tampa, FL	216	9,900,266	—
Littlestone at Village Green	Gallatin, TN	200	8,233,088	8,527,969
Misty Springs Apartments	Daytona Beach, FL	128	4,564,568	—
Monticello Apartments	Southfield, MI	106	5,775,559	—
Oakwell Farms Apartments	Nashville, TN	414	14,814,106	15,335,022
Oakhurst Apartments	Ocala, FL	214	8,130,459	8,314,562
Park at Countryside	Port Orange, FL	120	2,525,660	2,607,120
The Park at Fifty Eight	Chattanooga, TN	196	2,579,825	2,715,460
Park Trace Apartments	Norcross, GA	260	11,147,767	11,450,821
The Ponds at Georgetown	Ann Arbor, MI	134	7,407,238	—
The Retreat	Atlanta, GA	226	7,167,803	7,350,509
St. Andrews at Westwood Apts	Orlando, FL	259	12,787,099	13,172,193
Shelby Heights	Bristol, TN	100	1,661,377	1,741,910
Waterman’s Crossing	Newport News, VA	260	13,471,400	—
Waters Edge Apartments	Lake Villa, IL	108	5,031,552	—

		6,118

The Exchange at Palm Bay	Palm Bay, FL	72,002 (1)	2,591,122	2,516,716

			$226,363,996	$114,898,237

(1) This is an office/warehouse facility. The figure represents square feet available for lease to tenants.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

4. Notes Payable

Notes payable of the Company consist of Variable Rate Junior Notes assumed in the merger with AFREZ. These unsecured notes bear interest at the rate equal to 120% of the annual applicable federal rate for debt instruments with a term of not over three years as determined by the Internal Revenue Code and applicable regulations thereunder. As of September 30, 2004, such rate was 2.79%. The notes provide for annual installments of accrued interest payable on the 15th of each January. The unpaid principal balance and accrued but unpaid interest is due January 15, 2008.

5. Bonds and Mortgage Notes Payable

The Company has financed its multifamily apartment properties and its commercial property with long-term mortgage debt consisting of thirteen tax-exempt bond financings and seven taxable mortgage notes. Each debt obligation is secured by a first mortgage or deed of trust on the property. Bonds and mortgage notes payable as of September 30, 2004 and December 31, 2003 consisted of the following:

	Effective Interest		Maturity	Payment and	Annual	Carrying Amount
Collateral	Rate		Date	Prepayment or Redemption Terms	Payments	Sept. 30, 2004	Dec. 31, 2003
Bonds Payable:
Coral Point and	4.96%		03/01/2008	Semiannual payment of interest	$650,033	$13,090,000	$13,090,000
St. Andrews at				due each March 1 and September 1.
Westwood				Prepayable at par + 1% in March
Apartments				2006.
Covey at Fox	5.30%		11/01/2007	Semiannual payment of interest	$657,730	12,410,000	12,410,000
Valley and				due each May 1 and November 1.
Park Trace				Prepayable at par + 1% in March 2006.
Apartments				Prepayable at par in March 2007.
Brentwood Oaks	2.04	%(1)	07/15/2031	Monthly payment of interest	interest only	11,320,000	—
Apartments				due on the 12th of each month.
Lakes of Northdale Apartments	1.99	%(2)	05/15/2012	Monthly payment of interest due on the 11th of each month.	interest only	9,610,000	—
The Glades	2.08	%(2)	10/01/2032	Monthly payment of interest	interest only	8,775,000	—
Apartments				due on the 29th of each month.
Jackson Park	5.80%		12/01/2027	Monthly payment of principal and	$598,840	7,635,478	7,749,687
Place				interest due the 1st of each month.
				Prepayable at par in November 2007.
The Hunt	3.30	%(3)	07/01/2029	Semiannual payment of interest	$228,690	6,930,000	6,930,000
Apartments				due each Jan. 1 and July 1.
				Prepayable at anytime.
Oakhurst	4.50	%(4)	12/01/2007	Semiannual payment of interest	$238,500	5,300,000	5,300,000
Apartments				due each June 1 and Dec. 1.
				Prepayable at par since December 2003.
The Exchange	4.50	%(4)	11/01/2010	Monthly payment of principal and	$498,517	5,186,715	5,256,843
at Palm Bay				interest due the 25th of each month.
				Prepayable at par in December 2005.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

	Effective Interest		Maturity	Payment and	Annual	Carrying Amount
Collateral	Rate		Date	Prepayment or Redemption Terms	Payments	Sept. 30, 2004		Dec. 31, 2003
Belvedere	4.50	%(4)	12/01/2007	Semiannual payment of interest	$216,000	4,800,000		4,800,000
Apartments				due each June 1 and Dec. 1.
				Prepayable at par since December 2003.
Greenbriar	3.30	%(3)	07/01/2029	Semiannual payment of interest	$131,340	3,980,000		3,980,000
Apartments				due each Jan. 1 and July 1.
				Prepayable at anytime.
Shelby Heights	6.10%		03/01/2022	Semiannual payment of principal	range from	2,855,000		2,990,000
and Park at Countryside				and/or interest due each March 1	$266,000 to
				and September 1.	$276,000
				Prepayable at par + 1% in March 2007.
The Park at	6.65%		03/01/2021	Semiannual payment of principal	range from	2,255,000		2,325,000
Fifty Eight				and/or interest due each March 1	$224,000 to
				and September 1.	$228,000
				Prepayable at par + 1% in March 2006.

						$94,147,193		$64,831,530

Mortgage Notes Payable:
Oakwell Farms	6.935%		05/01/2009	Monthly payment of principal and	$1,029,088	12,143,632		12,279,860
Apartments				interest due the 1st of each month.
				Prepayment allowed with 30 days
				notice and premium
Waterman’s	5.52%		11/01/2012	Monthly payment of principal	$790,403	10,885,746	(6)	—
Crossing				and interest due on the 1st of
				each month.
Elliot’s Crossing	2.82	%(5)	02/01/2014	Monthly payment of interest only	$234,060	8,138,229		—
Apartments				due on the 1st of each month
Huntsview	5.83%		01/01/2012	Monthly payment of principal	$508,606	7,143,091	(6)	—
Apartments				and interest due on the 1st of
				each month.
Highland Park	4.69%		08/01/2033	Monthly payment of principal	$435,151	6,525,648	(6)	—
Apartments				and interest due on the 1st of
				each month.
Fox Hollow	6.91%		03/01/2011	Monthly payment of principal	$492,870	6,063,880	(6)	—
Apartments				and interest due on the 1st of
				each month.
Littlestone at	7.68%		09/15/2005	Monthly payment of principal	$542,921	4,987,916	(7)	5,104,054
Village Green				and interest due the 15th of each
				month. Prepayment allowed
				with 30 days notice and premium.

						$55,888,142		$17,383,914

						$150,035,335		$82,215,444

(1) The bond payable bears interest at a highly rated bond composite variable rate that is reset weekly and capped at 9.27%.

(2) The bond payable bears interest at a highly rated bond composite variable rate that is reset weekly and capped at 7.30%.

(3) In June 2004, the Company entered into an interest rate swap transaction with a third party under which the interest rates on these bonds are now fixed at 3.30% through June 2009.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

(4) In January 2001, the Company entered into an interest rate swap transaction with a third party under which the interest rates on these bonds are fixed at 4.50% through December 2004.

(5) The Company has an interest rate swap agreement with a third party under which the interest rate on the bond is fixed at 2.82% through February 2009.

(6) The Company assumed this fixed rate debt as part of the merger with AFREZ and the carrying amounts reflect the effect of determining the fair value of the debt on the merger date. Principal amounts for the debt as of September 30, 2004 are as follows: Waterman’s Crossing - $11,301,734; Huntsview Apartments - $6,961,453; Highland Park Apartments - $6,896,350; and Fox Hollow Apartments - $6,010,323.

(7) This mortgage note payable matures in less than one year. At the current time, the Company is planning to pay this debt in full upon its maturity.

6. Borrowings under Repurchase Agreements

Borrowings under repurchase agreements as of September 30, 2004 and December 31, 2003 consisted of the following:

	Interest	Maturity		Carrying Amount
Collateral	Rate	Date	Payment Schedule	Sept. 30, 2004	Dec. 31, 2003
FNMA Pool #759197	1.35%	10/18/2004	Interest payments due at maturity	$20,668,026	$20,668,026
FNMA Pool #670676	1.99%	04/24/2005	Interest payments due at maturity	6,500,000	12,344,000
The Ponds at Georgetown GNMA Certificate	2.42%	06/26/2005	Interest payments due quarterly, principal due at maturity	6,975,000	—

				$34,143,026	$33,012,026

On October 18, 2004, the Company renewed the repurchase agreement collateralized by FNMA Pool #759197 in the amount of $19,800,000. This agreement has an expiration date of April 18, 2005 and an interest rate of 2.36%. The Company intends to renew its repurchase agreements which come due in 2005 with repurchase agreements having similar terms.

7. Jefferson Place Subordinate Note

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

properties at the inception of the collateral guarantee and was reversed on June 26, 2003, when the Company was relieved of its collateral guarantee via the sale of Jefferson Place Apartments.

8. Transactions with Related Parties

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

Administrative Fee — General

This fee is equal to 0.55% per annum of the sum of: (i) the original principal amount of the bonds originally issued to the predecessor to the Partnership; (ii) the purchase price paid by the Company for new assets that are then held by the Company; (iii) the outstanding principal of mezzanine financing provided by the Company to unaffiliated developers of residential real estate, plus (iv) the value of the AFREZ properties on the date of the merger. Prior to the amendment, this fee was equal to 0.60% per annum of the sum of: (i) the original principal amount of the bonds originally issued to the predecessor to the Partnership; (ii) the purchase price paid by the Company for new assets that are then held by the Company; plus (iii) the outstanding principal of mezzanine financing provided by the Company to unaffiliated developers of residential real estate. However, the fee was to be reduced to 0.50% per annum of those amounts in excess of $250,000,000 for any calendar year in which the Company generated Funds from Operations (“FFO”) of less than $1.60 per average common share outstanding. Such fees were $367,430 and $802,812 for the three and nine month periods ended September 30, 2004, respectively, and $220,757 and $662,272 for the three and nine month periods ended September 30, 2003, respectively, and are included in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Administrative Fee – Mortgage-backed Securities

This fee is equal to 0.25% per annum of the outstanding principal balance of all mortgage-backed securities held by the Company with an incentive equal to 20% of the amount by which the total net interest income realized by the Company from its portfolio of mortgage-backed securities during each calendar month exceeds the average dollar amount of stockholders’ equity invested in mortgage-backed securities during the month times the composite dividend yield reported by the National Association of Real Estate Investment Trusts for equity REITs which invest in residential apartment properties (5.34% for the month ended September 30, 2004). For the three and nine month periods ended September 30, 2004, this fee equaled $18,018 and $57,594 and is included in Mortgage-backed securities net interest income in the Consolidated Statements of Operations and Comprehensive Income (Loss). No such fee was recorded for the three and nine month periods ended September 30, 2003 as the Company did not own any mortgage-backed securities. The Advisor has retained an unaffiliated sub-advisor to advise it

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

with respect to the Company’s investments in mortgage-backed securities. All fees paid to the sub-advisor are the obligation of the Advisor.

Property Acquisition Fee

In connection with the identification, evaluation and acquisition of real estate assets, the Advisor receives a fee in the amount of 1.25% of the gross purchase price paid by the Company for such real estate assets. As there were no acquisitions of real estate outside the merger with AFREZ (for which no property acquisition fee was incurred) during the three and nine months ended September 30, 2004 and September 30, 2003, no such fees were paid during those periods.

Mezzanine Investments Fee

Effective with the amendment of the Agreement on June 3, 2004, in connection with the underwriting and making of mezzanine investments, the Advisor receives a fee in the amount of 1.25% of the original principal amount of such mezzanine investments. As there was no underwriting or making of mezzanine investments during the three and nine months ended September 30, 2004, no such fees were paid.

Reimbursement of Out-of-Pocket Expenses

The Company reimburses the Advisor and its affiliate for certain out-of-pocket costs and expenses that it incurs in connection with the carrying out of the Company’s business activities.

Included in Accounts payable and accrued expenses in the Consolidated Balance Sheets are amounts due to the Advisor and its affiliate for administrative fees and reimbursed costs and expenses of $416,120 and $273,295 as of September 30, 2004 and December 31, 2003.

Property Management Fees

An affiliate of the Advisor, America First Properties Management Company L.L.C. (“AFP”), provides property management services for the multifamily properties owned by the Company. The fees for services provided represent the lower of: (i) costs incurred in managing the property, or (ii) customary fees for such services determined by reference to national statistics. Such fees were $456,703 and $1,016,176 for the three and nine month periods ended September 30, 2004, respectively, and $240,218 and $729,787 for the three and nine month periods ended September 30, 2003, respectively, and are included in Real estate operating expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company acquired certain assets of AFP in November 2004. Refer to footnote 13 for further details.

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

9. Stock Option Plan

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

Stock option activity for the nine month period ended September 30, 2004 is summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2003	40,000	$8.73
Granted	—	—
Cancelled	(5,000)	8.73

Balance at September 30, 2004	35,000	$8.73

Options exercisable at September 30, 2004	20,000	$8.73

As of September 30, 2004, all outstanding options have an exercise price of $8.73 and a remaining contractual life of 8.4 years. The Company accounts for its stock options using the fair value recognition provisions of FAS No. 123, Accounting for Stock-Based Compensation. Under FAS No. 123, the Company records compensation expense based upon the estimated fair value of its granted options, over their vesting period. The compensation expense is included in General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) with the related offset to Additional paid-in capital on the Consolidated Balance Sheets. The per share estimated fair value of the options granted on their grant date during the quarter ended March 31, 2003 was $2.19. The estimated fair value of the Company’s options was determined using the Black-Scholes option-pricing model with the following assumptions: a risk free interest rate of 3.24%, an expected remaining contractual life of 5.0 years and an expected volatility rate of 20%. Compensation expense for stock options was $4,119 and $16,535 for the three and nine month periods ended September 30, 2004, respectively, and $5,492 and $34,786 for the three and nine month periods ended September 30, 2003, respectively. Payments on the DERs for options not exercised are charged to earnings when declared and were $5,000 and $15,000 for the three and nine month periods ended September 30, 2004, respectively, and $2,500 and $7,500 for the three and nine month periods ended September 30, 2003, respectively.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

10. Net Income (Loss) Per Share

For the three and nine months ended September 30, 2004 and 2003, the stock options were excluded from the computation of diluted net income (loss) per share due to their antidilutive effect.

11. Segment Reporting

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Multifamily real estate segment revenues	$11,261,319	$5,820,046	$24,715,738	$17,651,582
Rental income from commercial property	254,042	167,741	582,405	502,574

Consolidated revenues	$11,515,361	$5,987,787	$25,298,143	$18,154,156

Net operating income from multifamily real estate segment	$4,715,598	$2,390,760	$10,723,412	$8,014,019
Reconciling items:
Depreciation expense	(2,131,930)	(1,192,529)	(4,833,582)	(3,568,929)
Other expenses	(3,004,667)	(1,055,476)	(5,777,133)	(3,220,457)

Net income (loss) from multifamily real estate segment	(420,999)	142,755	112,697	1,224,633
Net operating income from commercial property segment	116,055	12,492	121,745	2,314
Net interest income from mortgage-backed securities	75,259	—	302,780	—
Reconciling items:
Other income	208,183	72,138	483,389	4,671,059
Other expenses	(1,326,410)	(440,884)	(2,550,624)	(1,419,483)

Net income (loss)	$(1,347,912)	$(213,499)	$(1,530,013)	$4,478,523

	As of	As of
	Sept. 30, 2004	Dec. 31, 2003
Multifamily real estate segment assets	$238,454,968	$119,228,683
Commercial property segment assets	2,710,511	2,516,858
Investment in mortgage-backed securities segment assets	28,329,589	36,027,478
Other assets	20,631,017	9,118,924

Consolidated assets	$290,126,085	$166,891,943

The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company’s consolidated revenues.

12. Potential Purchase of Gables Hickory Hollow Apartment Complex

On September 3, 2004, the Company entered into a definitive Agreement of Purchase and Sale (the “Purchase Agreement”) by and between the Company and Gables Realty Limited Partnership, a Delaware limited partnership, Gables GP, Inc., a Texas corporation and Gables-Tennessee Properties, L.L.C., a Tennessee limited liability company (“GTP”) under which the Company will acquire the entire equity interest in a newly-formed entity that will acquire a 548-unit apartment complex in Antioch, Tennessee known as Gables Hickory Hollow (the “Property”) from GTP. Per the Purchase Agreement, the purchase price for the Property will be $29,650,000, of which approximately $3,500,000 will be paid in cash and approximately $26,150,000 of which will be paid through the assumption of existing tax-exempt mortgage debt on the Property.

The purchase of the Property under the Purchase Agreement is subject to numerous customary conditions, including the satisfactory conclusion by the Company of its due diligence review of the Property. The purchase of the Property is expected to close before December 31, 2004; however, there can be no assurances that the purchase will ultimately close.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

There are no relationships between the Company and Gables Realty Limited Partnership, Gables GP, Inc., or GTP.

13. Subsequent Event

On November 8, 2004, the Company, through a wholly-owned subsidiary, acquired certain assets from America First Properties Management, LLC (“AFP”). With the acquisition, the Company’s property management operations will be internally managed. Under the terms of the Asset Purchase Agreement, America First PM Group, Inc. has acquired certain tangible and intangible assets from AFP for cash consideration. The purchase price of $6.75 million plus estimated transaction costs of $160,000 resulted in total cash consideration of $6.91 million.

The transaction is accounted for as an asset purchase which includes the termination of pre-existing relationships. The value assigned to the assets acquired which related to the pre-existing relationship of approximately $5.92 million were expensed on the transaction date. The remaining value was capitalized on the balance sheet and will be amortized over periods ranging from 3 to 15 years.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

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

Critical Accounting Policies

The Company’s critical accounting policies are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, with the addition of the following:

In-place lease intangibles

In purchase accounting, a value is assigned to an intangible asset known as in-place lease intangibles which represents the value of leases in existence as of the date of acquisition. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow deficit at each property during the lease-up of these properties. This allocated cost is amortized over the average remaining term of the leases (approximately twelve months).

General

America First Apartment Investors, Inc. (the “Company”) is a Maryland corporation formed for the purpose of owning and operating multifamily apartment complexes. The Company commenced its business operations upon the completion of the merger of America First Apartment Investors, L.P. (the “Partnership”) with and into the Company. Upon consummation of the merger, which became effective January 1, 2003, the Company assumed all of the assets, liabilities and business operations of the Partnership. On June 3, 2004, America First Real Estate Investment Partners, L.P. (“AFREZ”) was merged with and into the Company. The Company was the surviving company and assumed all of the assets of AFREZ, including 14 multifamily apartment properties containing 2,783 rental units. The Company owned and operated 29 multifamily apartment complexes containing a total of 6,118 rental units and one commercial property as of September 30, 2004.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

The following table sets forth certain information regarding the Company’s real estate investments as of September 30, 2004 and for the nine months then ended:

			Number	Percentage
		Number	of Units	of Units	Economic
Property Name	Location	of Units	Occupied	Occupied	Occupancy (1)
Belvedere Apartments	Naples, FL	162	155	96%	91%
Bluff Ridge Apartments	Jacksonville, NC	108	107	99%	96%
Brentwood Oaks Apartments	Nashville, TN	262	254	97%	87%
Coral Point	Mesa, AZ	336	300	89%	67%
Covey at Fox Valley	Aurora, IL	216	186	86%	74%
Delta Crossing	Charlotte, NC	178	157	88%	66%
Elliot’s Crossing Apartments	Tempe, AZ	247	228	92%	75%
Fox Hollow Apartments	High Point, NC	184	156	85%	80%
The Glades Apartments	Tampa, FL	360	341	95%	86%
Greenbriar Apartments	Tulsa, OK	120	116	97%	82%
Highland Park Apartments	Columbus, OH	252	242	96%	81%
The Hunt Apartments	Oklahoma City, OK	216	200	93%	90%
Huntsview Apartments	Greensboro, NC	240	207	86%	74%
Jackson Park Place	Fresno, CA	296	284	96%	93%
Lakes of Northdale Apartments	Tampa, FL	216	201	93%	83%
Littlestone at Village Green	Gallatin, TN	200	186	93%	80%
Misty Springs Apartments	Daytona Beach, FL	128	128	100%	92%
Monticello Apartments	Southfield, MI	106	93	88%	85%
Oakwell Farms Apartments	Nashville, TN	414	393	95%	74%
Oakhurst Apartments	Ocala, FL	214	204	95%	91%
Park at Countryside	Port Orange, FL	120	112	93%	87%
The Park at Fifty Eight	Chattanooga, TN	196	162	83%	75%
Park Trace Apartments	Norcross, GA	260	250	96%	73%
The Ponds at Georgetown	Ann Arbor, MI	134	125	93%	78%
The Retreat	Atlanta, GA	226	208	92%	67%
St. Andrews at Westwood Apts	Orlando, FL	259	255	98%	82%
Shelby Heights	Bristol, TN	100	90	90%	94%
Waterman’s Crossing	Newport News, VA	260	253	97%	93%
Waters Edge Apartments	Lake Villa, IL	108	101	94%	77%

		6,118	5,694	93%	81%

The Exchange at Palm Bay	Palm Bay, FL	72,002 (2)	62,664 (2)	87%	NA

(1)	Economic occupancy is presented for the nine months ended September 30, 2004. Economic occupancy is defined as the net rental income divided by the maximum amount of rental income which could be derived from each property. This statistic is reflective of rental concessions, delinquent rents, and non-revenue units such as model units and employee units.

(2)	This is an office/warehouse facility. The figures represent square feet available for lease to tenants and percentage of square feet occupied.

Executive Summary

The financial results of the Company reflect the effects of the soft market conditions being experienced by the multifamily housing industry which are attributable to three primary factors: (i) economic conditions in certain markets that have significantly weakened rental rates; (ii) overbuilding of multifamily housing properties; and (iii) record low interest rates that are making home ownership a reality to prospective tenants. In response to these conditions, management will continue to focus on the attraction and retention of quality tenants, and on the effective cost management of operating expenses.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

The following is a summary of significant items or events that have had and could have an effect on the Company’s financial position, results of operations, and liquidity:

•	The Company merged with AFREZ whose assets included 14 multifamily apartment properties containing 2,783 rental units. The Company paid $3,532,421 in cash, $513,110 of additional merger costs incurred and issued 5,430,661 shares of stock with a value of $55,338,436 in connection with this merger.

•	Physical occupancy at the Company’s properties as of the dates presented was as follows:

September 30, 2004	December 31, 2003	September 30, 2003
93%	90%	92%

•	Average economic occupancy at the Company’s properties for the periods presented was as follows:

Nine months ended	Year ended	Nine months ended
September 30, 2004	December 31, 2004	September 30, 2003
81%	81%	82%

Results of Operations

The following discussion of the Company’s results of operations for the three and nine month periods ended September 30, 2004 should be read in conjunction with all of the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Changes in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended	Dollar	Percentage
	Sept. 30, 2004	Sept. 30, 2003	Change	Change
Income
Rental income	$11,515,361	$5,987,787	$5,527,574	92%
Real estate operating expenses	(6,590,642)	(3,462,195)	(3,128,447)	90%
Depreciation expense	(2,170,203)	(1,242,591)	(927,612)	75%

Income from rental operations	2,754,516	1,283,001	1,471,515	115%

Other income
Interest income on cash and cash equivalents and dividend income	139,093	63,650	75,443	119%
Mortgage-backed securities net interest income	75,259	—	75,259	100%
Gain on sales of corporate equity securities	69,090	—	69,090	100%

	283,442	63,650	219,792	345%

Other expenses
Interest expense	1,949,210	1,055,867	893,343	85%
Gain on interest rate swap agreements	(119,676)	(8,489)	(111,187)	-1310%
Amortization expense — in-place lease intangibles	1,209,750	—	1,209,750	100%
Amortization expense — debt financing costs	68,074	71,888	(3,814)	-5%
Hurricane related expenses	269,916	—	269,916	100%
General and administrative expenses	1,008,596	440,884	567,712	129%

	4,385,870	1,560,150	2,825,720	181%

Net loss	$(1,347,912)	$(213,499)	$(1,134,413)	531%

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

     Rental income. An increase of approximately $5.4 million is attributable to the three months of income from the properties acquired through the merger with AFREZ. Rental income generated by the properties held by the Company prior to the merger with AFREZ were comparable to rental income generated during the same period in 2003.

     Real estate operating expenses. The majority of the increase, approximately $3 million, is attributable to the acquisition of fourteen additional properties through the merger with AFREZ and the inclusion of the real estate operating expenses of these properties for the quarter. The remaining increase was due to increases in insurance rates, salaries and administrative expenses.

     Depreciation expense. The increase is attributable to the acquisition of fourteen additional properties through the merger with AFREZ and the inclusion of the depreciation expense of these properties for the quarter. Depreciation expense incurred by the properties held by the Company prior to the merger with AFREZ was consistent with the depreciation expense incurred during the same period in 2003.

     Interest and dividend income. The increase is attributable to the increased level of cash and the expanded portfolio of equity securities as a result of the merger with AFREZ.

     Mortgage-backed securities net interest income. The Company received interest income of approximately $283,000 during the period from its investments in mortgage-backed securities. This interest income was offset by premium amortization of approximately $63,000, interest expense of approximately $110,000 paid by the Company on the repurchase agreements used to finance these investments, and administrative and incentive fees of approximately $35,000. These securities were purchased during the fourth quarter of 2003 and the first quarter of 2004. Accordingly, there was no such income for the quarter ended September 30, 2003.

     Interest expense. Interest expense represents interest paid and other expenses associated with the taxable and tax-exempt mortgage debt incurred to finance the Company’s investments in multifamily apartment properties. Approximately $825,000 of the increase in interest expense for the period is attributable to the three months of interest expense on borrowings assumed through the merger with AFREZ. Interest expense on borrowings of the Company held prior to the merger with AFREZ was slightly higher due to a variable to fixed swap entered into during June.

     Amortization expense — in-place lease intangibles. This increase is directly related to the amortization of the in-place lease intangibles recorded as a result of the merger with AFREZ.

     Hurricane related expenses. These expenses relate to the hurricane damages sustained by the properties located in the Florida area that were affected by the various hurricanes that hit during the quarter. No such expenses were incurred in the prior quarter.

     General and administrative expenses. The majority of the increase is attributable to the merger with AFREZ and the inclusion of its corporate general and administrative expenses for the quarter. The most significant impact was the increase due to salaries and related benefits which was approximately $195,000 and the increase due to administrative fees which was approximately $147,000. In addition, there was approximately $100,000 of costs associated with the Company’s Sarbanes-Oxley project pertaining to the Company’s internal controls.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Changes in Results of Operations

	For the Nine	For the Nine
	Months Ended	Months Ended	Dollar	Percentage
	Sept. 30, 2004	Sept. 30, 2003	Change	Change
Income
Rental income	$25,298,143	$18,154,156	$7,143,987	39%
Real estate operating expenses	(14,118,579)	(9,737,168)	(4,381,411)	45%
Depreciation expense	(4,952,846)	(3,753,696)	(1,199,150)	32%

Income from rental operations	6,226,718	4,663,292	1,563,426	34%

Other income
Interest income on cash and cash equivalents and dividend income	271,666	200,794	70,872	35%
Mortgage-backed securities net interest income	302,780	—	302,780	100%
Gain on sales of corporate equity securities	211,723	—	211,723	100%
Gain on Jefferson Place subordinate note	—	4,444,452	(4,444,452)	-100%

	786,169	4,645,246	(3,859,077)	-83%

Other expenses
Interest expense	4,296,526	3,220,975	1,075,551	33%
Gain on interest rate swap agreements	(57,379)	(25,813)	(31,566)	-122%
Amortization expense — in-place lease intangibles	1,613,000	—	1,613,000	100%
Amortization expense — debt financing costs	211,962	215,370	(3,408)	-2%
Hurricane related expenses	269,916	—	269,916	100%
General and administrative expenses	2,208,875	1,419,483	789,392	56%

	8,542,900	4,830,015	3,712,885	77%

Net income (loss)	$(1,530,013)	$4,478,523	$(6,008,536)	-134%

     Rental income. An increase of approximately $7.1 million is attributable to four months of income from the properties acquired through the merger with AFREZ. Rental income generated by the properties held by the Company prior to the merger with AFREZ were essentially equal to rental income generated during the same period in 2003.

     Real estate operating expenses. An increase of approximately $3.9 million is attributable to the acquisition of fourteen additional properties through the merger with AFREZ and the inclusion of the real estate operating expenses of these properties for four months of the period. The remaining increase was due to increases in insurance rates, salaries, recurring capital improvements and administrative expenses.

     Depreciation expense. The increase is attributable to the acquisition of fourteen additional properties through the merger with AFREZ and the inclusion of the depreciation expense of these properties for four months of the period. Depreciation expense incurred by the properties held by the Company prior to the merger with AFREZ was consistent with the depreciation expense incurred during the same period in 2003.

     Interest and dividend income. The increase is attributable to the increased level of cash and the expanded portfolio of equity securities as a result of the merger with AFREZ.

     Mortgage-backed securities net interest income. The Company received interest income of approximately $959,000 during the period from its investments in mortgage-backed securities. This interest income was offset by premium amortization of approximately $203,000, interest expense of approximately $327,000 paid by the Company on the repurchase agreements used to finance these investments, and

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

administrative and incentive fees of approximately $126,000. These securities were purchased during the fourth quarter of 2003 and the first quarter of 2004. Accordingly, there was no such income for the nine months ended September 30, 2003.

     Gain on sales of corporate equity securities. The Company sold its investment in AFREZ units prior to the effective date of the merger with AFREZ resulting in a gain of approximately $130,000. Various additional equity securities were also sold during the period at gains. The Company did not sell equity securities in the first nine months of 2003.

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

     Interest expense. Interest expense represents interest paid and other expenses associated with the taxable and tax-exempt mortgage debt incurred to finance the Company’s investments in multifamily apartment properties. This increase in interest expense for the period is attributable to four months of interest expense on borrowings assumed through the merger with AFREZ of approximately $1.0 million. Interest expense on borrowings of the Company held prior to the merger with AFREZ was slightly higher due to a variable to fixed swap entered into during June.

     Amortization expense — in-place lease intangibles. This increase is directly related to the amortization of the in-place lease intangibles recorded as a result of the merger with AFREZ.

     Hurricane related expenses. These expenses relate to the hurricane damages sustained by the properties located in the Florida area that were affected by the various hurricanes that hit during the period. No such expenses were incurred in the prior period.

     General and administrative expenses. The majority of this increase is attributable to the merger with AFREZ and the inclusion of its corporate general and administrative expenses for four months of the period. The most significant impact was the increase due to salaries and related benefits which was approximately $394,000 and the increase due to administrative fees which was approximately $140,500. In addition, there was approximately $100,000 of costs associated with the Company’s Sarbanes-Oxley project pertaining to the Company’s internal controls.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

Funds From Operations

The following sets forth a reconciliation of the Company’s net income (loss) as determined in accordance with GAAP and its FFO for the periods set forth.

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net income (loss)	$(1,347,912)	$(213,499)	$(1,530,013)	$4,478,523
Depreciation expense	2,170,203	1,242,591	4,952,846	3,753,696
Amortization of in-place lease intangibles	1,209,750	—	1,613,000	—

Funds From Operations	$2,032,041	$1,029,092	$5,035,833	$8,232,219

The Company’s Funds From Operations (“FFO”) increased $1,002,949 or 97% to $2,032,041 for the third quarter of 2004, compared to $1,029,092 for the same period in 2003. This is primarily due to the inclusion of three months of net income earned by the fourteen properties acquired in the merger with AFREZ, the income from mortgage-backed securities, the gains from sales of equity securities, and the increase in the gain on interest rate swap agreements offset by the increased salaries and related benefits from corporate staff additions, the losses from hurricane damages at the properties owned by the Company prior to the merger with AFREZ and various costs associated with the Company’s Sarbanes-Oxley project pertaining to the Company’s internal controls. The Company did not generate income from mortgage-backed securities or from the sale of equity securities or generate losses from hurricane damages in the third quarter of 2003.

The Company’s FFO decreased $3,196,386 or 39% to $5,035,833 for the first nine months of 2004, compared to $8,232,219 for the same period in 2003. This is primarily due to the gain recorded in the prior period on the repayment of the subordinate note due from the owners of Jefferson Place Apartments of $4,444,452 which was reflected in the FFO reported in the prior period. Excluding the effect of this prior period gain, FFO increased by $1,248,066 over the prior period. This increase was due to the inclusion of four months of net income earned by the fourteen properties acquired in the merger with AFREZ, the income from mortgage-backed securities and the gains from sales of equity securities offset by the increased salaries and related benefits from corporate staff additions, the losses from hurricane damages at the properties owned by the Company prior to the merger with AFREZ and various costs associated with the Company’s Sarbanes-Oxley project pertaining to the Company’s internal controls. The Company did not generate losses from hurricane damages or income from mortgage-backed securities or from the sale of equity securities in the nine months ended September 30, 2003.

FFO is calculated in accordance with the definition of FFO that is recommended by the National Association of Real Estate Investment Trusts (“NAREIT”). To calculate FFO under the NAREIT definition, depreciation and amortization expenses related to the Company’s real estate, gains or losses realized from the disposition of depreciable real estate assets, and certain extraordinary items are added back to the Company’s net income (loss). The Company believes that FFO more appropriately reflects the Company’s operating performance because FFO excludes the depreciation expense on real estate assets and real estate generally appreciates over time or maintains residual value to a much greater extent than other depreciable assets such as machinery or equipment. Additionally, other real estate companies, analysts and investors utilize FFO in analyzing the results of real estate companies.

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

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

Liquidity and Capital Resources

The Company’s primary source of cash is net rental revenues generated by its real estate investments. Net rental revenues from a multifamily apartment property depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors, such as: local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

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

The Company’s principal business strategy is to acquire and operate multifamily apartment properties as long-term investments. In order to achieve its acquisition strategy, the Company has the authority to finance the acquisition of additional real estate in a variety of manners, including raising additional equity capital. To fully pursue our acquisition strategy we will need to raise additional equity capital. In June 2004, the Company filed a Form S-3 registration statement for $200 million of capital stock which may be sold from time to time in order to raise additional equity capital in order to support the Company’s business strategy. To date, no securities have been sold under this registration statement.

On September 3, 2004, the Company entered into a definitive Agreement of Purchase and Sale (the “Purchase Agreement”) by and between the Company and Gables Realty Limited Partnership, a Delaware limited partnership, Gables GP, Inc., a Texas corporation and Gables-Tennessee Properties, L.L.C., a Tennessee limited liability company (“GTP”) under which the Company will acquire the entire equity interest in a newly-formed entity that will acquire a 548-unit apartment complex in Antioch, Tennessee known as Gables Hickory Hollow (the “Property”) from GTP. Per the Purchase Agreement, the purchase price for the Property will be $29,650,000, of which approximately $3,500,000 will be paid in cash and approximately $26,150,000 of which will be paid through the assumption of existing tax-exempt mortgage debt on the Property.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

On November 8, 2004, the Company, through a wholly-owned subsidiary, acquired certain assets from America First Properties Management, LLC (“AFP”). With the acquisition, the Company’s property management operations will be internally managed. Under the terms of the Asset Purchase Agreement, America First PM Group, Inc. has acquired certain tangible and intangible assets from AFP for cash consideration. The purchase price of $6.75 million plus estimated transaction costs of $160,000 resulted in total cash consideration of $6.91 million.

The transaction is accounted for as an asset purchase which includes the termination of pre-existing relationships. The value assigned to the assets acquired which related to the pre-existing relationship of approximately $5.92 million were expensed on the transaction date. The remaining value was capitalized on the balance sheet and will be amortized over periods ranging from 3 to 15 years. The Company expects the effects of the transaction to be accretive to earnings beginning in 2005.

The multifamily apartment properties which the Company currently owns are financed under twenty mortgage financings with an aggregate principal balance outstanding of approximately $150.6 million as of September 30, 2004. These mortgages consist of thirteen tax-exempt bonds with an aggregate principal balance outstanding of approximately $94.2 million and seven taxable mortgage notes payable with a combined principal balance of approximately $56.4 million. Ten of these mortgage obligations, totaling approximately $66.2 million, require periodic payments of principal and interest while the remaining ten mortgage obligations require only periodic payments of interest. Approximately 80% of these mortgage obligations bear interest at a fixed rate with a weighted average interest rate of 5.25% for the nine months ended September 30, 2004. The remaining 20% of these mortgage obligations bear interest at variable rates, via interest rate swap agreements, that had a weighted average interest rate of 2.09% for the nine months ended September 30, 2004. Maturity dates on these mortgage obligations range from September 2005 to August 2033. Each of these mortgage loans has been made on a non-recourse basis, which means the lender’s source of payment in the event of default is limited to foreclosure of the underlying property securing the mortgage loan.

In addition, the Company has borrowings in the form of Notes payable and borrowings under repurchase agreements. The Notes payable, which were assumed as part of the merger with AFREZ, bear interest at a variable rate with a weighted average interest rate for the four-month period since assumption of 2.71%. These Notes payable are due January 15, 2008. The borrowings under repurchase agreements bear interest at fixed rates with a weighted average interest rate of 1.69% for the nine months ended September 30, 2004 and mature within one year.

Cash provided by operating activities for the nine months ended September 30, 2004 increased by $286,326 compared to the same period a year earlier. Cash provided by investing activities increased $13,483,374 for the first three quarters of 2004 compared to the same period in 2003 due to the net cash acquired in the acquisition of AFREZ and the impact of pay-downs received on mortgage-backed securities in the current period which were not owned in the previous period. The net proceeds received in the prior period on the repayment of the Jefferson Place subordinate note was offset in the current period by the proceeds received from the sale of corporate equity securities. Net cash used in financing activities for the nine months ended September 30, 2004 increased $7,447,684 compared to the same period a year earlier. This was due to principal payments made on borrowings under repurchase agreements during the current period that were not made in the prior period and an increase in dividend paid due to the increased number of shareholders as a result of the merger with AFREZ.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

The following table sets forth information regarding the dividend paid or accrued per share for the nine months ended September 30, 2004 and 2003:

	For the Nine	For the Nine
	Months Ended	Months Ended
	Sept. 30, 2004	Sept. 30, 2003
Dividends	$0.7500	$0.7500

Contractual Obligations

The Company had the following contractual obligations as of September 30, 2004:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Notes payable	$2,413,310	$—	$—	$2,413,310	$—
Bonds and mortgage notes payable	$150,586,830	$5,272,766	$2,256,812	$49,386,518	$93,670,734
Borrowings under repurchase agreements	$34,143,026	$34,143,026	$—	$—	$—

The increase from December 31, 2003 to September 30, 2004 was due to the merger with AFREZ on June 3, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s primary market risk exposure is interest rate risk. The Company’s exposure to market risk for changes in interest rates relates primarily to its long-term borrowings. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company’s control.

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

As of September 30, 2004, the aggregate principal of the Company’s total borrowings was $187,143,166. Approximately 83% of the Company’s total borrowings consisted of fixed-rate financing. The remaining 17% consisted of variable-rate financing. Variations in interest rates affect the Company’s cost of borrowing on its variable-rate financing. The interest rates payable by the Company on these obligations increase or decrease with certain index interest rates. If the Company’s borrowing costs increase, the amount of cash available for distribution to shareholders will decrease. Had the average index rates increased or decreased by 100 basis points during the nine months ended September 30, 2004, interest expense on the Company’s variable-rate debt financing would have increased or decreased by approximately $223,000, respectively.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

The following table presents information about the Company’s financial instruments that are sensitive to changes in interest rates, including principal amounts and weighted average interest rates, by year of maturity for the Company’s borrowings:

Fixed-Rate Borrowings

		Weighted
	Principal	Average
Maturity	Amount	Interest Rate
2004	$325,069	3.73%
2005	40,183,699	4.24%
2006	1,163,836	5.13%
2007	23,751,813	5.09%
2008	1,321,923	5.19%
Thereafter	88,278,516	4.92%

	$155,024,856

Variable-Rate Borrowings

		Weighted
	Principal	Average
Maturity	Amount	Interest Rate
2004	$—	2.09%
2005	—	2.09%
2006	—	2.09%
2007	—	2.09%
2008	2,413,310	2.04%
Thereafter	29,705,000	2.04%

	$32,118,310

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

As of September 30, 2004, the Company had entered into the following derivative financial instruments.

	Interest Rate Swaps
		Counterparty			Company
		Notional	Receive		Notional	Pay
	Maturity	Amount	Rate		Amount	Rate
Fixed to Variable	December 6, 2004	$4,800,000	7.00%		$4,800,000	1.84	%(3)
Fixed to Variable	December 6, 2004	$5,300,000	7.125%		$5,300,000	1.84	%(3)
Fixed to Variable	December 6, 2004	$5,202,612 (1)	7.75%		$5,202,612 (1)	1.84	%(3)
Variable to Fixed	December 6, 2004	$15,600,000	1.19	%(2)	$15,600,000	4.50%
Fixed to Variable	January 22, 2009	$8,300,000	6.50%		$8,134,000	1.84	%(3)
Variable to Fixed	February 3, 2009	$8,100,000	1.19	%(2)	$8,100,000	2.82%
Variable to Fixed	June 25, 2009	$10,910,000	1.19	%(2)	$10,910,000	3.30%
Fixed to Variable	July 13, 2009	$6,930,000	7.25%		$6,930,000	1.84	%(3)
Fixed to Variable	July 13, 2009	$3,980,000	7.50%		$3,980,000	1.84	%(3)

(1) Notional amount is tied to the The Exchange at Palm Bay bond payable and adjusts downwards as principal payments are made on the bond payable.

(2) Weighted average Bond Market Association rate for the three months ended September 30, 2004.

(3) Weighted average Bond Market Association rate for the three months ended September 30, 2004 plus 0.65%.

The $15,600,000 variable to fixed swap was entered into on top of and to mitigate the variable rate risk of those fixed to variable swaps maturing December 6, 2004. It effectively fixes the interest rate on $15,600,000 of bonds payable at 4.50% through December 6, 2004.

The $8,100,000 variable to fixed swap was entered into on top of and to mitigate the variable rate risk of the fixed to variable swap maturing January 22, 2009. It effectively fixes the interest rate on $8,100,000 of bonds payable at 2.82% through February 3, 2009.

The $10,910,000 variable to fixed swap was entered into on top of and to mitigate the variable rate risk of those fixed to variable swaps maturing July 13, 2009. It effectively fixes the interest rate on $10,910,000 of bonds payable at 3.30% through June 25, 2009.

The estimated fair value of the interest rate swap agreements was a liability of $116,489 as of September 30, 2004.

As the above table incorporates only those exposures or positions that existed as of September 30, 2004, it does not consider those exposures or positions that could arise after that date. The Company’s ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company’s risk mitigating strategies at that time and interest rates.

Prepayment Risk on Mortgage-backed Securities

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On December 3, 2003, a purported class action lawsuit was filed in the Delaware Court of Chancery against America First Real Estate Investment Partners, L.P. ( “AFREZ”), along with its general partner and America First Companies, L.L.C., by Harvey Matcovsky and Gloria Rein, in their capacities as holders of assigned limited partner interests (“Units”) of AFREZ. The plaintiffs seek to have the lawsuit certified as a class action on behalf of all Units holders. The lawsuit alleges, among other things, that the defendants acted in violation of their fiduciary duties to the Unit holders in connection with the merger of AFREZ with and into the Company. The plaintiffs were seeking to enjoin the proposed merger and also seek unspecified damages and costs. On February 5, 2004, the defendants filed an Answer denying all material allegations and asserting several affirmative defenses. The merger of AFREZ with and into the Company was completed on June 3, 2004 and, as a result, the Company assumed all liabilities of AFREZ, including any liability that may be imposed as a result of this lawsuit. To date, the plaintiffs have not amended their complaint to formally name the Company as a defendant or to modify the relief they are seeking. The Company intends to defend this lawsuit vigorously, but is unable to predict the outcome of this litigation. There are no other material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

Item 6. Exhibits.

The following exhibits are filed as required by Item 6 of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

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

10.1 Agreement of Purchase and Sale by and between the Company and Gables Realty Limited Partnership, a Delaware limited partnership, and Gables GP, Inc., a Texas corporation.

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

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

AMERICA FIRST APARTMENT INVESTORS, INC.

Date: November 12, 2004	/s/ John H. Cassidy
John H. Cassidy
President and Chief Executive Officer