Form 10-K
period 2004-12-31
AMERICA FIRST APARTMENT INVESTORS INC
filed 2005-03-21
CIK 1175167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	FORM 10-K

☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-49986

AMERICA FIRST APARTMENT INVESTORS, INC.

(Exact name of registrant as specified in its charter)

Maryland	47-0858301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1004 Farnam Street, Suite 100 Omaha, Nebraska	68102
(Address of principal executive offices)	(Zip Code)

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

YES ☑	NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☑	NO ☐

     The aggregate market value of the registrant’s common stock held by non-affiliates based on the final sales price of the shares on the last business day of the registrant’s most recently completed second fiscal quarter was $110,677,286.

     As of March 10, 2005, there were 10,510,558 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company’s Proxy Statement pertaining to its 2005 Annual Shareholders Meeting are incorporated herein by reference into Part III.

i

AMERICA FIRST APARTMENT INVESTORS, INC.

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	33

SIGNATURES	68
Asset Purchase Agreement
Subsidiaries
Independent Registered Public Accounting Firm's Consent
Independent Registered Public Accounting Firm's Consent
Powers of Attorney
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

ii

PART I

Item 1. Business.

America First Apartment Investors, Inc. (the “Company”) was formed on March 29, 2002 under the Maryland General Corporation Law and is taxed as a real estate investment trust (“REIT”) for Federal income tax purposes. The Company is the successor to America First Apartment Investors, L.P. (the “Partnership”) which merged with the Company as of January 1, 2003. As a result of this merger, the Company assumed the assets, liabilities and business operations of the Partnership. The Company had no material assets or operations prior to its merger with the Partnership. Accordingly, any operations or financial results of the Company described herein for periods prior to January 1, 2003 are those of the Partnership.

On June 3, 2004, the Company merged with America First Real Estate Investment Partners, L.P. (“AFREZ”). As a result of the merger, AFREZ was merged with and into the Company. The Company was the surviving entity and assumed all of the assets, liabilities and business operations of AFREZ, including 14 multifamily apartment properties containing 2,783 rental units located in Arizona, Florida, Illinois, Michigan, North Carolina, Ohio, Tennessee and Virginia.

Operating and Investment Strategy

The Company’s operating and investment strategy primarily focuses on multifamily apartment properties as long-term investments. The Company’s operating goal is to generate increasing amounts of net rental income from these properties that will allow it to increase dividends paid on its common stock. In order to achieve this goal, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties ; (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas; and (iv) continuing its program of selective property acquisitions and dispositions to increase the value and cash flow potential of its portfolio. As of December 31, 2004, the Company owned 29 multifamily apartment properties containing a total of 6,307 rental units and a 72,002 square foot office/warehouse facility. The Company’s multifamily apartment properties are located in the states of Florida, Tennessee, Georgia, Oklahoma, Arizona, California, Michigan, North Carolina, Ohio, Virginia and Illinois. The Company focuses its acquisition efforts on established multifamily apartment properties located throughout the United States. In particular, the Company seeks out properties that it believes have the potential for increased revenues through more effective management. In connection with each potential property acquisition, the Company reviews many factors, including the following: (i) the location of the property; (ii) the construction quality, condition and design of the property; (iii) the current and projected cash flow generated by the property and the potential to increase cash flow through more effective management; (iv) the potential for capital appreciation of the property; (v) the potential for rental rate increases; (vi) the economic situation in the community in which the property is located and the potential changes thereto; (vii) the occupancy and rental rates at competing properties; and (viii) the potential for liquidity through financing or refinancing of the property or the ultimate sale of the property. The Company does not have any limitations on the percentage of its assets which may be invested in any one property or on the number of properties that it may own in any particular geographic market.

The Company may also invest in other types of real estate assets including:

     (i) Agency Securities issued or guaranteed as to the payment of principal or interest by an agency of the U.S. government or a federally-chartered corporation such as the Federal National Mortgage

Association (“FNMA”), Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”) (“Agency Securities”). Agency Securities acquired by the Company are secured by pools of first mortgage loans on single-family residences. Agency Securities held by the Company bear interest at an adjustable interest rate or at a fixed rate for an initial period of time (typically one to three years) and then convert to a one-year adjustable rate for the remaining loan term. As of December 31, 2004, the Company had Agency Securities with a fair market value of approximately $26.2 million.

     (ii) Mezzanine-level financing provided to developers of residential real estate which can take a variety of forms including subordinated mortgage loans and preferred equity investments. These mezzanine level investments will generally be structured to provide the Company with a minimum return by way of a fixed base rate of interest or preferred dividend as well as the opportunity to participate in the excess cash flow and sales proceeds of the underlying apartment property through the payment of participating interest and additional dividends. As of December 31, 2004, the Company did not have any investments of this type.

     (iii) Equity investments in other REITs and similar real estate companies, which can include publicly-traded common and preferred stocks. The Company may also acquire controlling and non-controlling interests in other real estate businesses such as property management companies. As of December 31, 2004, the Company had investments of this type with a fair market value of approximately $4.3 million.

By including investments in Agency Securities, mezzanine-level financing of residential real estate, and investments in other real estate companies, the Company seeks to supplement and stabilize its cash flow by investing in assets that are less affected by the variables that affect the cash flow generated by investments in apartments. In addition, investments in Agency Securities allow the Company to quickly invest the proceeds from the sale of additional stock or from the sale of any of its real property investments at potentially higher returns than traditional money market investments. The overall mix of these various types of investments will vary from time to time as the Company seeks to take advantage of opportunities in the real estate industry. In general, however, it is anticipated that at least 80% of the Company’s equity capital will be invested in multifamily apartment properties. As of December 31, 2004, approximately 81% of the Company’s equity capital was invested in multifamily apartment properties.

All investments made by the Company must be made in compliance with applicable requirements for maintaining its status as a REIT for Federal income tax purposes. As a REIT, the Company is generally not subject to Federal income taxes on distributed income. To maintain qualification as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to shareholders. It is the Company’s current intention to adhere to these requirements and maintain its REIT status.

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

As of December 31, 2004, the Company had net debt obligations under twenty financing arrangements with an aggregate principal balance of approximately $167.2 million, all of which is secured by mortgages on its properties. In addition, the Company has approximately $20.9 million of borrowings under repurchase agreements which are collateralized by Agency Securities secured by first mortgages on multifamily properties and single family properties. Approximately $7.0 million of borrowings under repurchase agreements are secured by the underlying property value of The Ponds at Georgetown. The Company does not have any limitations on the number or amount of mortgages which may be placed on any one property.

In addition, the Company has the authority to raise additional equity capital through the issuance of additional shares. If the Company decides to sell shares, it may do so in a number of different manners, including a rights offering directly to existing shareholders, an underwritten public offering or in a private placement negotiated with a small number of investors. The Company may also issue shares to the owners of multifamily apartment properties that it acquires as full or partial payment for those properties. In June 2004, the Company filed a Form S-3 registration statement for $200 million of any combination of common stock and preferred stock in one or more offerings which may be sold from time to time in order to raise additional equity capital in order to support the Company’s business strategy. To date, no securities have been sold under this registration statement.

AFREZ Merger

On May 26, 2004, the shareholders of the Company approved a merger with AFREZ, pursuant to the Agreement and Plan of Merger entered into by the Company and AFREZ on November 25, 2003 (the “Merger Agreement”). The merger became effective on June 3, 2004.

The Company issued shares of its common stock and paid cash to the holders of the limited partner and general partner interests in AFREZ upon consummation of the merger. Each Unit representing an assigned limited partnership interest in AFREZ as of the date of the merger was converted into the right to receive 0.7910 shares of the common stock of the Company and a cash payment of $0.39 per Unit. Fractional shares were rounded up or down to the nearest whole number. A total of 5,376,353 shares of the common stock of the Company were issued to Unit holders in connection with the merger plus a cash payment of $2.7 million. The general partner’s 1% interest in AFREZ was converted into 54,308 shares of the common stock of the Company plus a cash payment of approximately $27,000. The general partner was an affiliate of the Company’s Advisor.

Both the general partner of AFREZ and the Board of Directors of the Company determined that the merger would provide investors in both AFREZ and the Company with a number of benefits, including:

•	a greater ability to acquire additional apartment complexes, Agency Securities and other residential real estate resulting in enhanced access to capital;

•	a reduction in investment risks due to a larger and more diversified portfolio of investment assets;

•	a more stable and liquid market for the Company’s shares;

•	lower overall operating costs due to elimination of duplicative expense and other economies of scale;

•	simplified income tax reporting for investors in AFREZ.

In addition, special committees made up of the independent directors of the general partner of AFREZ and of the independent directors of the Company negotiated the terms of the merger and concluded that the terms were fair to the limited partners of AFREZ and the shareholders of the Company. Each of the special committees was advised by their own independent investment banking firm regarding the fairness of the terms of the merger.

Acquisition of certain property management assets

On November 8, 2004, America First PM Group, Inc., (“PM Group”) a wholly-owned subsidiary of the Company, acquired certain property management assets, rights to use certain proprietary systems, certain property management agreements, certain employment agreements and other intangible assets from America First Properties Management Companies, L.L.C. (“America First Properties”) and its parent, America First Companies, L.L.C. (“America First Companies”) (“the Property Management acquisition”). Prior to this transaction, America First Properties managed each of the multi-family apartment complexes owned by the Company. As a result of this transaction, the management of all of the Company’s properties and certain other properties owned by unaffiliated parties was internalized, allowing the Company to cease paying third-party property management fees. The internalization of the property management function is expected to be accretive to earnings beginning in 2005.

The purchase price for the acquired assets was $6.8 million, plus estimated transaction costs of approximately $172,000. A Special Committee of the Board of Directors of the Company (“Special Committee”), comprised solely of independent directors of the Company, negotiated the terms and conditions of the transaction on behalf of the Company. The Special Committee retained an independent investment banking firm to render an opinion to the Company as to the fairness to the Company of the consideration paid for the acquired assets.

Executive and Administrative Advisory Services

The Company has an Advisory Agreement (the “Agreement”) with America First Apartment Advisory Corporation (the “Advisor”) in which the Advisor provides external executive and administrative services under the supervision of the Company’s Board of Directors. The Advisor also acts as a consultant with respect to investment and policy decisions.

The Company pays an administrative fee equal to 0.55% per annum of the sum of: (i) the original principal amount of the bonds originally issued to the predecessor to the Partnership; (ii) the purchase price paid by the Company for new assets that are then held by the Company; (iii) the outstanding principal of mezzanine financing provided by the Company to unaffiliated developers of residential real estate, plus (iv) the fair value of the AFREZ properties on the date of the merger to the Advisor for the services it provides under the Agreement. The Advisor may also receive a separate fee in connection with the identification, evaluation and acquisition of real estate assets that the Company acquires. The acquisition fee is equal to 1.25% of the gross purchase price paid for such real estate assets. The Advisor also earns an administrative fee of 0.25% per annum of the outstanding principal balance of all Agency Securities held by the Company with an incentive equal to 20% of the amount by which the total net interest income realized by the Company from its portfolio of Agency Securities during each calendar month exceeds the average dollar amount of stockholders’ equity invested in Agency Securities during the month times the composite dividend yield reported by the National Association of Real Estate Investment Trusts (“NAREIT”) for equity REITs which invest in residential apartment properties. The Advisor has retained an unaffiliated sub-advisor to advise it with respect to the Company’s investments in Agency Securities. All fees paid to this sub-advisor are paid by the Advisor and none are paid by the Company. The Company will also reimburse the Advisor and its affiliates for certain out-of-pocket expenses that it incurs in connection with the carrying out of the Company’s business activities.

Competition

In each city where the Company’s properties are located, the properties compete with a substantial number of other multifamily properties. Multifamily properties also compete with single-family housing that is either owned or leased by potential tenants. To compete effectively, the Company must offer quality apartments at competitive rental rates. In order to maintain occupancy rates and attract quality tenants, the Company may also offer rental concessions, such as free rent to new tenants for a stated period. The Company also competes by offering quality apartments in attractive locations and providing tenants with amenities such as recreational facilities, garages and pleasant landscaping. The Company also emphasizes maintenance and property physical condition.

Environmental Matters

The Company believes that each of its properties is in compliance, in all material respects, with federal, state and local regulations regarding hazardous waste and other environmental matters and is not aware of any environmental contamination at any of its properties that would require any material capital expenditure by the Company for the remediation thereof.

Risk Factors

The financial condition and results of operations of the Company and its ability to pay dividends are affected by various factors, many of which are beyond the Company’s control. These include the following:

The Company’s financial results are substantially dependent upon the performance of its multifamily housing.

     The performance of the Company’s multifamily housing is affected by a number of factors including:

•	general and local economic conditions

•	the relative supply of apartments and other homes in the market area

•	interest rates on single family mortgages and the effect on the affordability of home buying. If interest rates on single-family mortgages maintain current levels or decline further, it could further increase home buying and continue to reduce the number of quality tenants available.

•	the need for and costs of repairs and maintenance of the properties

•	government regulations and the cost of complying with them

•	property tax rates imposed by local taxing authorities

•	utility rates and property insurance rates.

As a result of any or all of the above factors, the Company’s financial results, the amount of cash available for distribution to the Company’s shareholders and the market price of the Company’s common stock could decline.

The Company is not completely insured against damages from hurricanes and other major storms.

The Company currently owns several apartment complexes and other properties that are in areas that are prone to damage from hurricanes and other major storms, including seven apartment complexes and one commercial property located in Florida. Due to the significant losses incurred by insurance companies on policies written on properties in Florida damaged by hurricanes, property and casualty insurers in Florida have modified their approach to underwriting policies. As a result, the Company now assumes the risk of first loss on a larger percentage of the value of its Florida real estate. If any of these properties were damaged in a hurricane or other major storm, the losses incurred by the Company could be significant. The Company’s current policies carry a 3% deductible on the insurable value of the properties. The current insurable value of the Florida properties is approximately $51.3 million.

     The Company is subject to the risk normally associated with debt financing.

The Company finances its real estate investments with mortgage debt, subjecting the Company to the risk that cash flow may not be sufficient to meet required payments of principal and interest on its debt. In addition, the existing terms of certain of the Company’s bonds and mortgages payable require that only a small portion of the principal of its debt will be repaid prior to maturity. Therefore, the Company is likely to need to refinance at least a portion of the outstanding debt as it matures if it intends to continue owning the property. There is a risk that the terms of the refinancing will not be as favorable as the existing debt. The

Company’s ability to pay dividends to its shareholders is subordinated to the payment of debt service on its debt and other borrowings.

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

Fluctuating interest rates may affect the Company’s earnings.

The Company’s variable rate bonds payable bear interest at short-term variable rates. The short-term rate on the variable rate bonds payable is an index rate which is reset weekly. Increases in the short-term interest rates would increase interest expense on such borrowings.

The Company’s borrowings under repurchase agreements all bear interest at short-term fixed rates. An increase in market interest rates would cause the interest rates of the obligations to increase when and if they are renewed upon maturity.

If interest rates increase, the Company will have to pay more interest on this debt, but would not necessarily be able to increase rental income from its multifamily apartment properties. Therefore, an increase in interest rates may reduce the Company’s earnings and this may reduce the amount of funds available for distribution to the Company’s shareholders and the market price of its common stock.

The Company’s multifamily apartment properties may be illiquid and their value may decrease.

The Company’s investments in multifamily apartment properties are relatively illiquid. The ability to sell these assets, and the price received upon sale are affected by a number of factors including the number of potential and interested buyers, the number of competing properties on the market in the area and a number of other market conditions. As a result, the Company may not be able to recover its original purchase price upon sale.

The Company is subject to risks associated with its investments in Agency Securities that differ from those involved with owning multifamily apartment properties.

Prepayments are the primary feature of Agency Securities that distinguishes them from other types of fixed income investments and can occur when a homeowner sells or refinances his home. Prepayments usually can be expected to increase when mortgage interest rates decrease significantly and decrease when mortgage interest rates increase, although such effects are not entirely predictable. While a certain percentage of the pool of mortgage loans underlying Agency Securities are expected to prepay during a given period of time, the prepayment rate can, and often does, vary significantly from the anticipated rate of prepayment. Prepayments generally have a negative impact on the Company’s financial results, the effects of which depends on, among other things, the amount of unamortized premium on the securities, the reinvestment lag and the reinvestment opportunities.

The Company’s financing strategy for its portfolio of Agency Securities uses a leverage rate of approximately eight times equity capital and by borrowing against a substantial portion of the market value of its Agency Securities in the form of repurchase agreements. If interest income on the Agency Securities purchased with borrowed funds fails to cover the cost of the borrowings, the Company will experience net interest losses and may experience net losses from operations. The return earned by the Company on its Agency Securities may be reduced if the interest rates on the underlying mortgage loans do not adjust as quickly or as much as necessary in order to match interest rate increases that may occur on the borrowings used by the Company to finance Agency Securities. In addition, fluctuations in the market value of the Agency Securities may result from changing interest rates. Accordingly, investments made by the Company in Agency Securities may result in lower earnings per share or losses and, as a result, could reduce the amount of cash available for distribution to stockholders.

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

The Company has the authority to issue additional equity. These may be shares of common stock or shares of one or more classes of preferred stock. Shares of preferred stock, if any, would have rights and privileges different from the Company’s common stock, which may include preferential rights to receive dividends. The issuance of additional common stock or other forms of equity could cause dilution of the existing shares of common stock and a decrease in the market price of the common stock.

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

Information Available on Website

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases are available free of charge at www.apro-reit.com as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”).

Item 2. Properties.

Properties owned by the Company as of December 31, 2004 are described in the following table:

				Average	Number	Percentage
		Number		Square Feet	of Units	of Units	Economic
Property Name	Location	of Units		Per Unit	Occupied	Occupied	Occupancy (2)
Arbor Hills	Antioch, TN	548		827	495	90%	N/A
Belvedere Apartments	Naples, FL	162		829	157	97%	91%
Bluff Ridge Apartments	Jacksonville, NC	108		873	107	99%	97%
Brentwood Oaks Apartments	Nashville, TN	262		852	255	97%	85%
Coral Point Apartments	Mesa, AZ	337		780	294	87%	68%
Covey at Fox Valley	Aurora, IL	216		948	191	88%	74%
Delta Crossing	Charlotte, NC	178		880	163	92%	64%
Elliot’s Crossing Apartments	Tempe, AZ	247		717	208	84%	72%
Fox Hollow Apartments	High Point, NC	184		877	163	89%	72%
Greenbriar Apartments	Tulsa, OK	120		666	113	94%	82%
Highland Park Apartments	Columbus, OH	252		891	234	93%	82%
The Hunt Apartments	Oklahoma City, OK	216		693	201	93%	90%
Huntsview Apartments	Greensboro, NC	240		875	210	88%	74%
Jackson Park Place Apartments	Fresno, CA	296		822	285	96%	93%
Lakes of Northdale Apartments	Tampa, FL	216		873	202	94%	84%
Littlestone of Village Green	Gallatin, TN	200		987	185	93%	80%
Misty Springs Apartments	Daytona Beach, FL	128		786	127	99%	93%
Monticello Apartments	Southfield, MI	106		1027	99	93%	82%
Oakhurst Apartments	Ocala, FL	214		790	204	95%	91%
Oakwell Farms Apartments	Nashville, TN	414		800	389	94%	75%
Park at Countryside	Port Orange, FL	120		720	113	94%	88%
The Park at 58 Apartments	Chattanooga, TN	196		876	159	81%	75%
Park Trace Apartments	Norcross, GA	260		806	245	94%	73%
The Ponds at Georgetown	Ann Arbor, MI	134		1002	120	90%	76%
The Retreat	Atlanta, GA	226		855	211	93%	66%
St. Andrews at Westwood Apts	Orlando, FL	259		836	253	98%	83%
Shelby Heights	Bristol, TN	100		980	94	94%	92%
Waterman’s Crossing	Newport News, VA	260		944	255	98%	93%
Waters Edge Apartments	Lake Villa, IL	108		814	98	91%	75%
		6,307			5,830	92%	81%

The Exchange at Palm Bay	Palm Bay, FL	72,002	(1)		63,692	88%	NA

(1)	This is an office/warehouse facility. The figure represents square feet available for lease to tenants and percentage of square feet occupied.

(2)	Economic occupancy is presented for the year ended December 31, 2004. Economic occupancy is defined as the net rental income divided by the maximum amount of rental income which could be derived from each property. The statistic is reflective of vacancy, rental concessions, delinquent rents, bad debt and non-revenue units such as model units and employee units. For those properties acquired as part of the AFREZ merger, economic occupancy is presented for the period of ownership, June 3, 2004 through December 31, 2004. Because Arbor Hills was not acquired until December 22, 2004, no economic occupancy data has been presented for 2004.

In the opinion of the Company’s management, each of the properties is adequately covered by insurance. For additional information concerning the properties, see Note 6 to the Company’s consolidated financial statements. A discussion of general competitive conditions to which these properties are subject is included in Item 1 of this report.

On December 22, 2004, the Company acquired all of the outstanding membership interests in a newly formed Tennessee limited liability company, Arbor Knoll-Crest, LLC from Gables Realty Limited Partnership, a Delaware limited partnership and Gables GP, Inc., a Texas corporation. The sole asset of Arbor Knoll-Crest, LLC is a 548-unit apartment complex in Antioch, Tennessee, which was renamed Arbor Hills.

The purchase price for the membership interests in Arbor Knoll-Crest, LLC was approximately $29.7 million, $26.2 million of which was paid through the assumption of existing tax-exempt mortgage debt on the Property, approximately $3.0 million of which was paid in cash, and approximately $550,000 of which was paid through various expense prorations.

On December 15, 2004, the Company sold the property commonly referred to as “The Glades Apartments.” The total sales price of $20.0 million consisted of cash and debt assumed by the buyer. The net cash proceeds to the Company were $11.1 million, net of closing costs of approximately $149,000. The total debt assumed by the buyer was approximately $8.8 million. A gain of approximately $6.0 million was realized upon the closing of the transaction.

Item 3. Legal Proceedings.

On December 3, 2003, a purported class action lawsuit was filed in the Delaware Court of Chancery against AFREZ, along with its general partner and America First Companies L.L.C. (“America First”), by Harvey Matcovsky and Gloria Rein, in their capacities as holders of assigned limited partner interests (“Units”) of AFREZ. The plaintiffs seek to have the lawsuit certified as a class action on behalf of all Units holders. The lawsuit alleges, among other things, that the defendants acted in violation of their fiduciary duties to the Unit holders in connection with the merger of AFREZ with and into the Company. The plaintiffs were seeking to enjoin the proposed merger and also seek unspecified damages and costs. On February 5, 2004, the defendants filed an Answer denying all material allegations and asserting several affirmative defenses. The merger of AFREZ with and into the Company was completed on June 3, 2004 and, as a result, the Company assumed all liabilities of AFREZ, including any liability that may be imposed as a result of this lawsuit. To date, the plaintiffs have not amended their complaint to formally name the Company as a defendant or to modify the relief they are seeking. The Company intends to defend this lawsuit vigorously, but is unable to predict the outcome of this litigation. There are no other material pending legal proceedings to which the Company is a party or to which any of its properties is subject

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2004 to a vote of the Company’s security holders.

PART II

     Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     (a) Market Information. Shares of the Company trade on the NASDAQ National Market System under the trading symbol “APRO”. The following table sets forth the high and low sale prices for the shares for each quarterly period in 2004 and 2003.

2004	High	Low
1st Quarter	$12.48	$10.58
2nd Quarter	$11.47	$10.00
3rd Quarter	$11.96	$10.00
4th Quarter	$12.65	$11.20

2003	High	Low
1st Quarter	$9.62	$8.27
2nd Quarter	$10.80	$8.20
3rd Quarter	$10.88	$9.92
4th Quarter	$12.20	$9.77

(b)	Shareholders. The approximate number of shareholders on March 4, 2005 was 9,890.

(c)	Dividends. Dividends to shareholders were made on a quarterly basis during 2004 and 2003. Total dividends declared to shareholders during the fiscal years ended December 31, 2004 and 2003 equaled $9,149,143 and $5,074,649, respectively. The dividends accrued per share during the fiscal years ended December 31, 2004 and 2003 were as follows:

	2004	2003
Dividends	$1.0000	$1.0000

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding the sources of funds that will be used for cash dividends and for a discussion of factors which may affect the Company’s ability to pay cash dividends at the same levels in 2005 and thereafter.

Item 6. Selected Financial Data.

Set forth below is selected financial data for the Company for the five years ended December 31, 2004. Information for periods prior to January 1, 2003 represents the financial data of the Partnership. Information for the periods beginning June 3, 2004 include the financial information of AFREZ which merged with the Company as of that date. The information should be read in conjunction with the Company’s consolidated financial statements and Notes thereto filed in response to Item 8 of this report.

	For the	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
(in thousands, except per share amounts)	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000
Rental income	$35,319	$24,123	$24,862	$25,410	$22,458
Real estate operating expenses	(19,879)	(13,022)	(12,867)	(12,131)	(10,724)
Depreciation expense	(6,891)	(5,001)	(4,964)	(4,938)	(4,349)
Interest income on cash and cash equivalents and agency securities and dividend income	770	331	317	607	1,133
Gain on Jefferson Place subordinate note	—	4,444	—	—	—
Gain on sales of corporate equity securities	212	—	—	—	—
Interest expense	(5,699)	(4,316)	(4,324)	(4,463)	(4,037)
General and administrative expenses	(3,997)	(1,910)	(1,773)	(1,726)	(1,619)
Amortization expense — in-place lease intangibles	(2,466)	—	—	—	—
Amortization expense — debt financing costs	(253)	(288)	(261)	(271)	(256)
Property management internalization expense	(5,911)	—	—	—	—

Income (loss) from continuing operations	(8,795)	4,361	990	2,488	2,606
Income from discontinued operations, (including gain on sale of $5,973)	6,030	—	—	—	—

Net income (loss)	$(2,765)	$4,361	$990	$2,488	$2,606

Income (loss) from continuing operations, basic and diluted, per share or BUC (beneficial unit certificate)	$(1.07)	$0.86	$0.19	$0.48	$0.50

Income from discontinued operations, basic and diluted, per share (BUC)	$0.73	$—	$—	$—	$—

Income (loss), basic and diluted, per share (BUC)	$(0.34)	$0.86	$0.19	$0.48	$0.50

Dividends (distributions) declared and paid per share (BUC)	$1.00	$1.00	$1.00	$0.95	$0.90

Investments in real estate, net of accumulated depreciation	$240,501	$114,898	$119,491	$123,792	$128,343

Total assets	$297,397	$166,892	$136,854	$141,552	$144,804

Bonds and mortgage notes payable	$167,150	$82,215	$82,913	$83,570	$84,187

Borrowings under repurchase agreements	$27,875	$33,012	$—	$—	$—

Cash flows from operating activities	$8,505	$5,227	$5,279	$6,884	$9,701

Cash flows from investing activities	$16,113	$(33,980)	$(2,141)	$(587)	$(19,096)

Cash flows from financing activities	$(20,902)	$27,251	$(5,666)	$(5,482)	$9,268

Funds from Operations (1)	$1,181	$9,362	$5,954	$7,426	$6,955

(1) FFO is calculated in accordance with the definition of FFO that is recommended by the National Association of Real Investment Trusts (“NAREIT”). To calculate FFO under the NAREIT definition, depreciation and amortization expenses related to the Company’s real estate, gains or losses realized from the disposition of depreciable real estate assets, and certain extraordinary items are added back to the Company’s net income. The Company believes that FFO more appropriately reflects the Company’s operating performance because FFO excludes the depreciation expense on real estate assets and real estate generally appreciates over time or maintains residual value to a much greater extent than other depreciable assets such as machinery or equipment. Additionally, other real estate companies, analysts and investors utilize FFO in analyzing the results of real estate companies.

While the Company uses the NAREIT definition of FFO, the Company’s FFO may not be comparable to other REITs or real estate companies with similar assets. This is due in part to the differences in capitalization policies used by different companies and the significant effect these capitalization policies have on FFO. Real estate costs incurred in connection with real estate operations which are accounted for as capital improvements are added to the carrying value of the property and depreciated over time whereas real estate costs that are expensed are accounted for as a current period expense. This affects FFO because costs that are accounted for as expenses reduce FFO. Conversely, real estate costs that are capitalized and depreciated are added back to net income to calculate FFO. During the periods reported above, the Company’s capitalization policy was to treat most recurring capital improvements, such as appliances, vinyl flooring and carpet as expenses, and this may cause the Company’s reported FFO to be lower than peer companies that capitalize recurring improvements of these types.

Although the Company considers FFO to be a useful measure of its operating performance, FFO should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

The following sets forth a reconciliation of the Company’s net income as determined in accordance with GAAP and its FFO for the periods set forth (in thousands):

	For the		For the	For the	For the	For the
	Year Ended		Year Ended	Year Ended	Year Ended	Year Ended
	Dec. 31, 2004		Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000
Net income (loss)	$(2,765)		$4,361	$990	$2,488	$2,606
Depreciation expense	7,122	(1)	5,001	4,964	4,938	4,349
Amortization of in-place lease intangibles	2,797	(1)	—	—	—	—
Gain on sale of discontinued operations	(5,973)		—	—	—	—

Funds From Operations	$1,181		$9,362	$5,954	$7,426	$6,955

(1)	Depreciation includes $231,000 and amortization of in-place lease intangibles includes $331,000 related to discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements that reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, the Company’s performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the real estate investments it has made constitute forward-looking statements. Shareholders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties, and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include local and national economic conditions, the amount of new construction, affordability of home ownership, interest rates on single-family home mortgages and on the Company’s variable-rate borrowings, government regulation, price inflation, the level of real estate and other taxes imposed on the properties, labor problems and natural disasters and other items discussed under “Risk Factors” in Item 1 of this report.

General

The Company’s primary business is the operation of multifamily apartment properties as long-term investments. Accordingly, the Company’s operating results will depend primarily on the net operating income generated by its multifamily apartment properties. This, in turn, will depend on the rental and occupancy rates of the properties and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. Several factors influence this, including local and national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

The multifamily real estate industry is experiencing soft market conditions in most markets nationwide, including many of those in which the Company owns properties. These conditions are primarily attributable to (i) slow economic growth which has limited job creation and the number of new households, (ii) historically low mortgage interest rates which have made home ownership more affordable for many persons who would otherwise be renting apartments and (iii) continuous building of new apartment properties in markets that are already experiencing low occupancy rates. In response to these conditions, the Company has had to reduce rental rates and grant rental concessions to attract and retain quality tenants and maintain the physical occupancy levels at its properties. These measures allowed the Company to increase the overall average physical occupancy of its multifamily apartment properties from 90% during 2003 to 92% in 2004 including the additional properties related to the AFREZ merger in June 2004. The physical occupancy for properties owned by the Company prior to the AFREZ merger was 93% in 2004. The average economic occupancy of the Company’s multifamily apartment properties was 81% during 2003 and 2004. Economic occupancy is defined as the net rental income divided by the maximum amount of rental income which could be derived from each property. This statistic is reflective of vacancy, rental concessions, delinquent rents, bad debt and other non-revenue units such as model units and employee units.

In 2003, the Company expanded the types of assets in which it may invest to include (i) Agency Securities issued or guaranteed as to the payment of principal or interest by an agency of the U.S. government or a federally-chartered corporation such as the FNMA, GNMA or the FHLMC (“Agency Securities”); (ii) mezzanine-level financing provided to unaffiliated developers of residential real estate which can take a variety of forms including subordinated mortgage loans and preferred equity investments; and (iii) equity investments in other REITs and similar real estate companies, which can include publicly-traded common and preferred stocks, as well as controlling and non-controlling interests in other real estate businesses such as property management companies. As of December 31, 2004, the Company held Agency Securities with a fair market value of approximately $26.2 million and investments in other real estate companies with a fair market value of approximately $4.3 million.

By investing in Agency Securities, mezzanine-level financing of residential properties, and investments in other real estate companies, the Company seeks to supplement and stabilize its cash flow by investing in assets that are less affected by the variables that affect the cash flow generated by investments in apartments. In addition, investments in Agency Securities will allow the Company to quickly invest the proceeds from the sale of additional stock or from the sale of any of its real property investments at potentially higher returns than traditional money market investments. The overall mix of these various types of investments will vary from time to time as the Company seeks to take advantage of opportunities in the real estate industry. In general, however, it is anticipated that at least 80% of the Company’s equity capital will be invested in multifamily apartment properties. As of December 31, 2004, approximately 81% of the Company’s equity capital was invested in multifamily apartment properties.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management of the Company to make a number of judgments, assumptions and estimates. The application of these judgments, assumptions and estimates can affect the amounts of assets, liabilities, revenues and expenses reported by the Company. All of the Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements filed in response to Item 8 of this report. The Company considers the following to be its critical accounting policies as they involve judgments, assumptions and estimates that significantly affect the preparation of its consolidated financial statements.

Investment in Agency Securities

Valuation – Because all of the Company’s investments in Agency Securities are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values. The estimated fair values reflect the average of price quotes received from brokers, which are reviewed by the Company. Price quotes are subject to the brokers’ judgments, assumptions and estimates.

Effect of classification of securities on earnings – Because the Company’s investments in Agency Securities are classified as available-for-sale securities, changes in estimated fair values are recorded as adjustments to accumulated other comprehensive income, which is a component of stockholders’ equity, rather than through earnings. The Company does not intend to hold any of its securities for trading purposes; however, if the Company’s available-for-sale securities were classified as trading securities, there could be substantially greater volatility in the Company’s earnings.

Investment in Real Estate

Establishment of depreciation policy - The Company’s investment in real estate is carried on the balance sheet at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the related asset, 27-1/2 — 40 years on multifamily residential apartment buildings, 31-1/2 years on commercial buildings and five to fifteen years on capital improvements, and is calculated using the straight-line method. Depreciation of capital improvements on the Company’s commercial property is based on the term of the related tenant lease using the straight-line method. Shorter or longer depreciable lives and method of depreciation directly impact depreciation expense recorded in earnings.

Establishment of capitalization policy - Maintenance and repairs are charged to expense as incurred, while significant improvements, renovations and replacements are capitalized. The Company’s capitalization policy is based on management’s judgment and is not necessarily consistent with companies of similar type as there is diversity in such accounting policies adopted by the real estate industry. The Company believes its policy is reasonable in that it capitalizes costs considered to add value to the property, while it expenses those costs which are considered recurring maintenance items. In particular, the cost of replacing carpet, vinyl flooring and appliances in individual apartments have been expensed, although some real estate companies capitalize these costs.

Beginning in 2005, the Company modified its capitalization policy. The Company now capitalizes the appliances within the individual units including such items as ovens, refrigerators and water heaters. These items were traditionally expensed as incurred. The Company has also modified its policy to reduce specific thresholds for capitalizing certain items. The Company will continue to expense carpet and vinyl flooring as incurred. These modifications occurred beginning in 2005 and will only affect newly acquired assets on a prospective basis. This change is accounted for as a change in accounting estimate and will be accounted for prospectively.

Review of properties for impairment - Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to the sum of its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. The recognition of an impaired property and the potential impairment calculation are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. The estimated future cash flow of each property is subject to a significant amount of uncertainty in the estimation of future rental receipts, future rental expenses, and future capital expenditures. Such estimates are affected by economic factors such as the rental markets and labor markets in which the properties operate, the current market values for properties in the rental markets, and tax and insurance expenses. Different conditions or different assumptions applied to the calculation may result in different results. The Company does periodically compare the results of its estimates with historical results to evaluate the reasonableness and accuracy of its estimates and adjusts its estimates accordingly.

Results of Operations

The tables below compare the results of the Company’s operations for each year shown. As of January 1, 2003, the Company merged with America First Apartment Investors, L.P. (the “Partnership”). As a result of this merger, the Company assumed the assets, liabilities and business operations of the Partnership. The Company itself had no material assets or operations prior to its merger with the Partnership. Accordingly, the results of operations of the Company for all periods prior to January 1, 2003 are those of the Partnership.

As previously discussed in Item 1. “Business”, the Company merged with AFREZ on June 3, 2004. Therefore, the Company’s results of operations for 2004 reflect the affects of this merger (in thousands).

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002

Rental income	$35,319	$24,123	$24,862
Real estate operating expenses	(19,879)	(13,022)	(12,867)
Depreciation expense	(6,891)	(5,001)	(4,964)

Real estate operating margin	8,549	6,100	7,031

Other income
Interest income on cash and cash equivalents and agency securities and dividend income	770	331	317
Gain on Jefferson Place subordinate note	—	4,444	—
Gain on sales of corporate equity securities	212	—	—

Other income	982	4,775	317

Other expenses
Interest expense	5,699	4,316	4,324
General and administrative expenses	3,997	1,910	1,773
Amortization expense - in-place lease intangibles	2,466	—	—
Amortization expense - debt financing costs	253	288	261
Property management internalization expense	5,911	—	—

Other expenses	18,326	6,514	6,358

Income (loss) from continuing operations	$(8,795)	$4,361	$990

Income from discontinued operations	6,030	—	—

Net income (loss)	$(2,765)	$4,361	$990

	Year Ended			Year Ended
	2004 compared to 2003			2003 compared to 2002
	Dollar	Percentage		Dollar	Percentage
	Change	Change		Change	Change

Rental income	$11,196	46%		$(739)	-3%
Real estate operating expenses	6,857	53%		155	1%
Depreciation expense	1,890	38%		37	1%

Real estate operating margin	2,449	40%		(931)	-13%

Other income
Interest income on cash and cash equivalents and agency securities and dividend income	439	(A	)	14	4%
Gain on Jefferson Place subordinate note	(4,444)	(A	)	4,444	(A )
Gain on sales of corporate equity securities	212	(A	)	—	—

Other income	(3,793)	-79%		4,458	1406%

Other expenses
Interest expense	1,383	32%		(8)	—
General and administrative expenses	2,087	(A	)	137	8%
Amortization expense - in -place lease intangibles	2,466	(A	)	—	—
Amortization expense - debt financing costs	(35)	-12%		27	10%
Property management internalization expense	5,911	(A	)	—	—

Other expenses	11,812	(A	)	156	2%

Net income (loss) from continuing operations	$(13,156)	(A	)	$3,371	(A )

Income from discontinued operations	6,030	(A	)	—	—

Net income (loss)	$(7,126)	(A	)	$3,371	(A )

(A)	Percentage change is not meaningful due to the large change or unusual nature of the line items in one period compared to the other period.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

     Rental income. An increase of approximately $10.8 million in rental income was attributable to seven months of income from the properties acquired through the merger with AFREZ. Rental income generated by the properties held by the Company prior to the merger with AFREZ (“same store”) increased approximately $400,000 during 2004 compared to rental income generated during 2003. Same store rent per unit increased to $7,040 per unit in 2004 compared to $6,571 per unit in 2003. Rent per unit is calculated by dividing rental income by the total number of units in the properties that produced those revenues.

     Real estate operating expenses. Real estate operating expenses are comprised principally of real estate taxes, property insurance, utilities, repairs and maintenance, property management fees, and salaries and related employee expenses of on-site employees. An increase in real estate operating expenses of approximately $6.0 million during 2004 was attributable to seven months of expense from the properties acquired through the merger with AFREZ. Same store real estate expenses increased approximately $900,000 compared to 2003. Hurricane related expenses for 2004 totaled approximately $257,000. The remaining increase in same store real estate expenses is due to salaries, recurring repairs and maintenance and administrative expenses.

     Depreciation expense. The increase in depreciation expense of $1.9 million is entirely related to the acquisition of fourteen additional properties through the merger with AFREZ and the inclusion of the depreciation expense of these properties for seven months of the year. Depreciation expense incurred by the properties held by the Company prior to the merger with AFREZ was consistent with the depreciation expense incurred during the same period in 2003.

     Interest income on cash and cash equivalents and Agency Securities and dividend income. The increase is primarily attributable to its investments in Agency Securities. The average amount invested in Agency Securities during 2004 was approximately $30.1 million compared to approximately $9.0 million during 2003.

     Gain on Jefferson Place subordinate note. On June 26, 2003, the owners of Jefferson Place Apartments sold the property. The Company recorded a gain of approximately $4.4 million on the repayment of its subordinate note due from Jefferson Place Apartments. The Company did not record any income from this transaction in 2004.

     Interest expense. Interest expense includes interest paid on debt, amortization of financing costs and the effect of settled interest rate swaps. The increased interest expense is directly attributable to seven months of interest expense on borrowings assumed through the merger with AFREZ of approximately $78.0 million. Average debt related to non-AFREZ properties remained flat year over year.

     General and administrative expenses. The majority of the increase is attributable to the merger with AFREZ and the inclusion of its corporate general and administrative expenses for seven months of the year. The most significant impact was the increase due to salaries and related benefits which was approximately $1.1 million and the increase due to administrative fees which was approximately $400,000. In addition, there was approximately $300,000 of costs associated with the Company’s implementation of Sarbanes-Oxley Section 404 pertaining to the Company’s internal controls.

     Amortization expense – in-place lease intangibles. This increase is directly related to the amortization of the in-place lease intangibles recorded as a result of the merger with AFREZ. In-place lease intangibles arise as a result of the allocation of the total acquisition costs whereby the Company allocates a portion of the total acquisition cost of a property acquired to leases in existence as of the date of acquisition. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow realized at each property during the estimated lease-up period it would take to lease these properties. This allocated cost is amortized over the average remaining term of the leases (approximately twelve months).

     Property management internalization expense. The Company acquired certain property management assets, rights to use certain proprietary systems, certain property management agreements, certain employment agreements and other intangible assets in November 2004. Of the $6.8 million acquisition price, $5.9 million was expensed. The amount expensed was an allocation of the acquisition price to the termination of the existing property management relationship on the Company’s properties. Through the acquisition of the property management assets, the Company internalized the property management function. As a result, the Company will no longer pay property management fees previously expensed in real estate operating expense.

     Discontinued Operations. On December 15, 2004, the Company sold The Glades Apartments. The Glades Apartments was sold for a total sales price of $20.0 million which consisted of cash and debt assumed by the buyer. The net cash proceeds to the Company were approximately $11.1 million, net of closing costs of approximately $149,000. A gain on the sale of this property was realized in the amount of $6.0 million. The Company acquired this property during 2004.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

     Rental income. The decrease is due to the decline in the economic occupancies of the properties. Rental concessions significantly increased in order to attract and retain qualified tenants, and have reduced net effective rental rates earned at the Company’s properties. In addition, the average physical occupancy of the Company’s multifamily apartment properties declined by 2% in 2003. As a result, the average effective annual rentals per unit of the Company’s multifamily apartment properties decreased to $6,571 in 2003 from $6,777 in 2002.

     Real estate operating expenses. Real estate operating expenses, comprised principally of real estate taxes, property insurance, utilities, property management fees, repairs and maintenance, and salaries and related employee expenses of on-site employees, increased primarily due to an overall increase in the premium rates for property insurance, which was approximately $59,000 and increases in salaries and related expenditures of $135,000. This was slightly offset by reductions in management fees and contract expenses.

     Depreciation expense. The increase is attributable to capital improvements of approximately $409,000 made during 2003.

     Interest on cash and cash equivalents and agency securities and dividend income. Interest on cash and cash equivalents and dividend income increased a net $14,000 in 2003 compared to 2002. This increase is due to the purchase of Agency Securities during the last quarter of 2003. The Company purchased Agency Securities with a par value of $35.3 million during the fourth quarter of 2003. The pools have stated rates ranging from 4.02% to 4.19% and various principal maturities. The premium paid related to these Agency Securities will be amortized using the effective yield method over the life of the pools. Prior to the fourth quarter of 2003, the Company had no such investments and did not record any such interest income. Offsetting this increase is a decrease in interest income earned on cash and cash equivalents which was primarily due to a decrease in the average interest rate earned on cash and cash equivalents. The average interest rate during 2002 was 1.79% compared to 1.12% for 2003.

     Interest expense. The decrease is due to the decline in the average interest rate of the Company’s variable rate debt which declined to 1.68% in 2003, compared to 2.03% in 2002. Approximately 13% of the Company’s bonds and mortgage notes payable bear interest at variable rates as of December 31, 2003.

     General and administrative expenses. The increase is primarily due to an increase in board of directors’ fees, stock option compensation, salaries and employee benefits, insurance and accounting and legal fees. The Company incurred approximately $38,000 of compensation expense related to its stock option plan. In addition, the Company has incurred increases in legal and accounting fees which are primarily due to the newly enacted Sarbanes-Oxley and other regulatory compliance requirements. These increases were partially offset by decreases in filing and servicing fees due to reduced rates.

     Gain on Jefferson Place subordinate note. On June 26, 2003, Jefferson Place Apartments were sold and the Company recorded a gain of approximately $4.4 million on the repayment of its subordinate note due from Jefferson Place Apartments. The Company did not record any income from this transaction in 2002.

Funds From Operations (“FFO”)

The following sets forth a reconciliation of the Company’s net income (loss) as determined in accordance with GAAP and its FFO for the periods set forth (in thousands):

	For the		For the	For the	For the	For the
	Year Ended		Year Ended	Year Ended	Year Ended	Year Ended
	Dec. 31, 2004		Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000
Net income (loss)	$(2,765)		$4,361	$990	$2,488	$2,606
Depreciation expense	7,122	(1)	5,001	4,964	4,938	4,349
Amortization of in-place lease intangibles	2,797	(1)	—	—	—	—
Gain on sale of discontinued operations	(5,973)		—	—	—	—

Funds From Operations	$1,181		$9,362	$5,954	$7,426	$6,955

(1) Depreciation includes $231,000 and amo rtization of in-place lease intangibles includes $331,000 related to discont inued operations.

The Company’s FFO decreased $8.2 million or 87% to $1.2 million for the year ended 2004, compared to $9.4 million for the same period in 2003. This is primarily due to the property management internalization expense related to the Company purchase of certain property management agreements, employment agreements and other intangible assets from America First Properties. In conjunction with this acquisition, the Company recorded expense of $5.9 million. In addition, FFO in 2003 included a gain of approximately $4.4 million related to the repayment of the subordinated note due from the owners of Jefferson Place Apartments. The decrease was offset by favorable rental income compared to 2003, primarily due to the AFREZ merger.

FFO is calculated in accordance with the definition of FFO that is recommended by the National Association of Real Investment Trust (“NAREIT”). To calculate FFO under the NAREIT definition, depreciation and amortization expenses related to the Company’s real estate, gains or losses realized from the disposition of depreciable real estate assets, and certain extraordinary items are added back to the Company’s net income. The Company believes that FFO is an important non-GAAP measurement because FFO excludes the depreciation expense on real estate assets and real estate generally appreciates over time or maintains residual value to a much greater extent than other depreciable assets such as machinery or equipment. Additionally, other real estate companies, analysts and investors utilize FFO in analyzing the results of real estate companies.

While the Company uses the NAREIT definition of FFO, the Company’s FFO may not be comparable to other REITs or real estate companies with similar assets. This is due in part to the differences in capitalization policies used by different companies and the significant effect these capitalization policies have on FFO. Real estate costs incurred in connection with real estate operations which are accounted for as capital improvements are added to the carrying value of the property and depreciated over time whereas real estate costs that are expensed are accounted for as a current period expense. This affects FFO because costs that are accounted for as expenses reduce FFO. Conversely, real estate costs that are capitalized and depreciated are added back to net income to calculate FFO. The Company’s capitalization policy is through 2004 was to treat most recurring capital improvements, such as appliances, vinyl flooring and carpet as expenses, and this may cause the Company’s reported FFO to be lower than peer companies that capitalize recurring improvements of these types.

Beginning in 2005, the Company modified its capitalization policy. The Company now capitalizes the appliances within the individual units including such items as ovens, refrigerators and water heaters. These items were traditionally expensed as incurred. The Company will continue to expense items such as carpet and vinyl flooring as incurred. The Company has also modified its policy to reduce specific thresholds for capitalizing certain items. These modifications occurred beginning in 2005 and will only affect newly acquired assets on a prospective basis. This change will be accounted for as a change in accounting estimate on a prospective basis.

Although the Company considers FFO to be a useful measure of its operating performance, FFO should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

Liquidity and Capital Resources

The Company’s primary source of cash is net rental revenues generated by its real estate investments. Net rental revenues from a multifamily apartment property depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors, such as: local or national economic conditions, the amount of new apartment construction and affordability of home ownership. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

The Company uses cash primarily to (i) pay the operating expenses of its multifamily apartment properties, including the cost of capital improvements and, prior to November 2004, fees paid to the property manager; (ii) to pay the operating expenses of the Company’s administration, including the fees paid to its Advisor; (iii) the payment of debt service on its bonds and mortgages payable; (iv) the acquisition of additional multifamily apartment properties, Agency Securities and other investments; and (v) the payment of dividends. Currently, the Company’s cash provided by operations is insufficient to fully fund the current level of dividends. While the Company has the ability to fund the current level of dividends through other means, including proceeds from the sale of properties, continued weakness in operating cash flows could negatively impact dividend rates. The Company currently expects to maintain dividends at the current rate.

The Company’s principal business strategy is to acquire and operate multifamily apartment properties as long-term investments. In order to achieve its acquisition strategy, the Company has the authority to finance the acquisition of additional real estate in a variety of manners, including raising additional equity capital. To fully pursue its acquisition strategy, the Company will need to raise additional equity capital. In June 2004, the Company filed a Form S-3 registration statement for $200 million of capital stock which may be sold from time to time in order to raise additional equity capital in order to support the Company’s business strategy. To date, no securities have been sold under this registration statement.

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

The multifamily apartment properties which the Company currently owns are financed under twenty mortgage financings with an aggregate principal balance of $167.2 million as of December 31, 2004. These mortgages consisted of thirteen tax-exempt bonds with an aggregate principal balance outstanding of approximately $111.5 million and seven taxable mortgage notes payable with a combined principal balance of approximately $55.7 million. Approximately 63% of these mortgage obligations bear interest at a fixed rate with a weighted average interest rate of 5.33% for the year ended December 31, 2004. The remaining 37% of these mortgage obligations bear interest at variable rates that had a weighted average interest rate of 2.09%, including swaps, for the year ended December 31, 2004. Maturity dates on these mortgage obligations range from September 2005 to July 2031. Each of these mortgage loans has been made on a nonrecourse basis, which means that the lender’s source of payment in the event of a default is limited to foreclosure of the underlying property securing the mortgage loan. The mortgage obligation maturing in 2005 relates to the Littlestone at Village Green property and amounts to approximately $4.9 million. The Company plans to refinance this obligation when due.

In addition, the Company has borrowings in the form of Notes payable and borrowings under repurchase agreements. The Notes payable, which were assumed as part of the merger with AFREZ, bear interest at a variable rate with a weighted average interest rate for the seven-month period since assumption of 2.73%. These Notes payable are due January 15, 2008. The borrowings under repurchase agreements bear interest at fixed rates with a weighted average interest rate of 2.32% for the year ended December 31, 2004 and mature within one year.

Acquisitions of Agency Securities are principally financed with repurchase agreements. Repurchase agreements take the form of a sale of a security (in this case, an Agency Security owned by the Company) to a counterparty at an agreed upon price in return for the counterparty’s simultaneous agreement to resell the same securities back to the owner at a future date at a higher price. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a borrowing under which the Company pledges Agency Securities that it already owns as collateral to secure a short-term loan with a counterparty. The borrowings are then used to acquire additional Agency Securities, which themselves may be used as collateral for additional borrowings under repurchase agreements. The difference between the sale and repurchase price is the cost, or interest expense, of borrowing under the repurchase agreements. The repurchase agreements may require the Company to pledge additional assets to the lender in the event the market value of existing pledged collateral declines below a specified percentage. The pledged collateral may fluctuate in value due to, among other things, principal repayments, market changes in interest rates and credit quality. The Company retains beneficial ownership of the pledged collateral, including the right to distributions, while the counterparty maintains custody of the collateral securities. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receive back its pledged collateral from the lender or, may renew the repurchase agreement at the then prevailing financing rate. As of December 31, 2004, the Company had borrowed approximately $20.9 million under short-term repurchase agreements to finance its investment in Agency Securities. These repurchase agreements have a weighted average interest rate of 2.28% and a weighted average maturity of 226 days. Total borrowings to acquire Agency Securities are currently limited by the Company to not more than eight times the amount of equity capital invested or set aside for investment by the Company in Agency Securities, although the Company can increase this limitation with the approval of the Board of Directors.

The Company may use derivatives and other hedging strategies to help mitigate interest rate risks on the long-term borrowings used to finance its properties and the prepayment and interest rate risks on its Agency Securities. The Company may use interest rate caps, interest rate swaps or other derivative instruments to achieve these goals, but the timing and amount of hedging transactions, if any, will depend on numerous market conditions, including, but not limited to, the interest rate environment, management’s assessment of the future changes in interest rates and the market availability and cost of entering into such hedge transactions. In addition, management’s ability to employ hedging strategies may be restricted by requirements for maintaining REIT status. It is against Management policy to enter into derivatives for speculative or trading purposes.

Cash provided by operating activities for the year ended December 31, 2004 increased by $3.3 million compared to the same period a year earlier due to higher net rental income as a result of the AFREZ merger.

Cash provided by investing activities increased approximately $50.1 million for 2004 compared to 2003 due to the net cash acquired in the acquisition of AFREZ of approximately $8.4 million, the impact of principal received on Agency Securities of approximately $11.0 million in 2004 which were not owned in the previous period, proceeds from the sale of real estate of $11.1 million and proceeds received from the sale of corporate equity securities owned by the Company of $3.9 million. Also contributing to the change was the acquisition of Agency Securities of $36.1 million in 2003 compared to only $1.6 million of Agency Securities acquisitions in 2004. Offsetting the increases were cash paid for the property management internalization acquisition of $6.9 million, including fees, the acquisition of real estate of approximately $4.6 million, the acquisition of AFREZ of

$4.0 million and the net proceeds received in the prior period on the repayment of the Jefferson Place subordinate note of approximately $2.4 million.

Net cash used in financing activities for the year 2004 increased $48.2 million compared to 2003. This was primarily due to a decrease in the proceeds from borrowings under repurchase agreements. In 2003, the Company received $33.0 million related to repurchase agreements borrowings compared to none in 2004. Additionally, principal payments of approximately $12.1 million were made on borrowings under repurchase agreements during 2004 that were not made in 2003 and dividends paid increased $2.7 million due to the higher number of shareholders as a result of the merger with AFREZ.

Off Balance Sheet Arrangements

As of December 31, 2004 and 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Note 12 to the Company’s consolidated financial statements.

Contractual Obligations

The Company had the following contractual obligations as of December 31, 2004 (in thousands):

	Payments due by period

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Notes payable	$2,413	$—	$—	$2,413	$—

Bonds and mortgage notes payable	$167,150	$6,000	$24,827	$26,685	$109,638

Borrowings under repurchase agreements	$27,875	$27,875	$—	$—	$—

The company is also contractually obligated to pay interest on its long-term debt obligations. The weighted average interest rate of the long-term debt obligations outstanding as of December 31, 2004 was approximately 5.3% for fixed-rate debt and 2.09% for variable-rate debt.

The Company intends to renew its repurchase agreements which come due in 2005 with repurchase agreements having similar terms.

Inflation

Substantially all of the resident leases at the Company’s multifamily apartment properties allow, at the time of renewal, for adjustments in the rent payable, and thus may enable the Company to seek rent increases. The substantial majority of these leases are for one year or less. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effects of inflation; however, market conditions may prevent the Company from increasing rental rates in amounts sufficient to offset higher operating expenses.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67”. This Statement amends SFAS No. 66, “Accounting for Sales of Real Estate” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate TimeSharing Transactions.” This Statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” to specify that guidance relating to (a) incidental operations (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for fiscal years beginning after June 15, 2005. The Company does not believe SFAS No. 152 will have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets an amendment of APB No. 29”. This Statement amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. This Statement requires that an entity record a non-monetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. This Statement is effective for fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize the expense associated with the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after June 15, 2005. The Company currently recognizes expense on equity based compensation in accordance with SFAS No. 123, as revised, and therefore will not have a material impact on the consolidated financial statements of the Company.

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

As of December 31, 2004, approximately 63% of the Company’s long-term borrowings consisted of fixed-rate financing. The remaining 37% consisted of variable-rate financing. Variations in interest rates affect the Company’s cost of borrowing on its variable-rate financing. The interest rates payable by the Company on these obligations increase or decrease with certain index interest rates. If the Company’s borrowing costs increase, the amount of cash available for distribution to shareholders will decrease. Had the average index rates increased or decreased by 100 basis points during the year ended December 31, 2004, interest expense on the Company’s variable-rate debt financing would have increased or decreased by approximately $200,000, respectively.

The following table presents information about the Company’s financial instruments that are sensitive to changes in interest rates, including principal amounts and weighted average interest rates by year of maturity for the Company’s bonds and mortgage payable (in thousands):

Fixed-Rate Borrowings
		Weighted
	Principal	Average
Maturity	Amount	Interest Rate
2005	$5,898	5.30%
2006	1,009	5.20%
2007	13,487	5.18%
2008	14,233	5.19%
2009	12,183	5.35%
Thereafter	58,006	5.65%

	$104,816

Variable-Rate Borrowings
		Weighted
	Principal	Average
Maturity	Amount	Interest Rate (1)
2005	$103	2.49%
2006	111	2.49%
2007	10,220	2.49%
2008	129	2.51%
2009	140	2.50%
Thereafter	51,631	2.50%

	$62,334

	167,150

(1) Weighted average rate for the year ended December 31, 2004, assumes the current rates

As of December 31, 2004, the Company had entered into the following derivative financial instruments (in thousands):

	Interest Rate Swaps and Caps
		Counterparty				Company
		Notional		Receive/		Notional		Pay
	Maturity	Amount		Cap Rate		Amount		Rate
Fixed to Variable	December 6, 2006	$4,800	(5)	7.00%		$4,800	(5)	2.33	% (3)
Fixed to Variable	December 6, 2006	$5,300	(5)	7.125%		$5,300	(5)	2.33	% (3)
Fixed to Variable	December 6, 2006	$5,179	(1)(5)	7.75%		$5,179	(1)(5)	2.33	% (3)
Variable to Fixed	February 3, 2009	$8,100		1.68	% (2)	$8,100		2.82%
Variable to Fixed	June 25, 2009	$10,910		1.68	% (2)	$10,910		3.30%
Fixed to Variable	July 13, 2009	$6,930	(5)	7.25%		$6,930	(5)	2.33	% (3)
Fixed to Variable	July 13, 2009	$3,980	(5)	7.50%		$3,980	(5)	2.33	% (3)
Interest Rate Cap	December 22, 2009	$13,400		4.50	% (4)	N/A		N/A
Interest Rate Cap	December 22, 2009	$12,750		4.50	% (4)	N/A		N/A

(1) Notional amount is tied to the The Exchange at Palm Bay bond payable and adjusts downwards as principal payments are made on the bond payable.

(2) Weighted average Bond Market Assoc iation rate for the three months ended December 31, 2004.

(3) Weighted average Bond Market Assoc iation rate for the three months ended December 31, 2004 plus 0.65%.

(4) Capped rate is tied to the weighted average Bond Market Association rate for the month.

(5) These are total return swaps

The $10.9 million variable to fixed rate swap was entered into on top of and to mitigate the variable rate risk of those fixed to variable rate swap maturing July 13, 2009. It effectively fixes the interest rate on $10.9 million of bonds payable at 3.30% through June 25, 2009.

The estimated fair value of the interest rate swap agreements was an asset of approximately $99,000 as of December 31, 2004. The Company does not use hedge accounting for its derivative instruments. Therefore, changes in the fair value of its interest rate swaps and caps are reflected in the statements of operations and comprehensive income (loss).

As the above tables incorporate only those exposures or positions that existed as of December 31, 2004, they do not consider those exposures or positions that could arise after that date. The Company’s ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company’s risk mitigating strategies at that time and interest rates.

Prepayment Risk on Agency Securities

As the Company receives repayments of principal on its Agency Securities, premiums paid on such securities are amortized against interest income. Premiums arise when the Company acquires Agency Securities at a price in excess of the principal balance of the mortgages securing such Agency Securities or the par value of such Agency Securities if purchased at the original issue. For financial accounting purposes interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms. Purchase premiums on the Company’s Agency Securities are amortized against interest income over the lives of the securities using the effective yield method, adjusted for actual prepayment activity. In general, an increase in the prepayment rate will accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets.

Cash Concentrations of Credit Risk

The Company’s cash and cash equivalents are deposited primarily in a trust account at a single financial institution and are not covered by the Federal Deposit Insurance Corporation.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements and financial statement schedule of the Company are set forth in Item 15 of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with the Company’s independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 2004 and 2003.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in internal controls over financial reporting. There were no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (GAAP) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, the Company’s management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on that criteria. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on the following page of this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
America First Apartment Investors, Inc.

     We have audited management’s assessment, included in the accompanying Management Report On Internal Control Over Financial Reporting, that America First Apartment Investors, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal

Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 21, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Omaha,Nebraska
March 21, 2005

Item 9B. Other Information.

Effective as of March 15, 2005, Joseph Grego left America First Companies LLC. As a result, Mr. Grego will no longer serve as an officer of the Company and of America First Advisory Corporation, the external advisor to the Company.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information about directors required to be furnished pursuant to this Item 10 is incorporated by reference to the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2004 (the “Proxy Statement”) under the heading “ELECTION OF DIRECTORS.” The information about the executive officers of the Company is as follows:

Name	Position Held	Position Held Since
John H. Cassidy	President and Chief Executive Officer	2003

Michael J. Draper	Vice President, Chief Financial Officer, Treasurer and Secretary	2005

Maurice E. Cox, Jr.	Executive Vice President-Investor Relations	2003

     John H. Cassidy, 53, was named President and Chief Executive Officer of the Company in September 2003. Mr. Cassidy has been employed by America First since 1987 and has served in a number of capacities with respect to the public real estate partnerships sponsored by America First. From 1992 to 2002, he was President of America First Properties Management Company L.L.C., the property management subsidiary of America First.

     Michael J. Draper, 39, was named Chief Financial Officer of the Company in February 2005. Mr. Draper joined America First Companies LLC (“America First”), the parent company of the Company’s external advisory company, in March 2004, and was named as the Company’s Controller in April 2004. He has also served as the Chief Financial Officer of America First since September 2004. Prior to America First, Mr. Draper was employed with Transgenomic, Inc., a publicly traded bio-tech company, from 2000 to 2004. He served as Chief Financial Officer and was previously the Controller. From 1997 through 1999 he was Vice President of Accounting and Finance for Midland Systems, Inc, a computer hardware and networking solutions provider. Mr. Draper also spent 8 years in public accounting with the firm of Deloitte & Touche, LLP from 1989 to 1997. Mr. Draper holds a bachelors degree in Accounting and Business Administration from the University of Nebraska. Mr. Draper replaces Mark A. Hiatt as Chief Financial Officer of the Company. Mr. Hiatt remains with the America First organization and has been promoted to the position of President of America First’s newly formed affiliate, America First Real Estate Group LLC.

     Maurice E. Cox, Jr., 63, is the Company’s Vice President-Investor Relations, a position he has held since September 2003. Mr. Cox has been with America First since 1984 and has been in charge of all investor relations activities for its public and private investment partnerships. He also serves as President of America First Programs, L.L.C., an affiliated broker dealer.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required to be furnished pursuant to Section 16 (a) of the Securities Exchange Act of 1934 is incorporated by reference to the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethical Conduct and Code of Conduct

The Company has adopted the Code of Ethical Conduct put in place by America First for its senior executive and financial officers as required by Section 406 of the Sarbanes-Oxley Act of 2002. As such this Code of Ethical Conduct covers all executive officers of the Company. The Company has also adopted the Corporate Code of Conduct applicable to all directors, officers and employees of America First which is designed to comply with the listing requirements of the NASDAQ Stock Market. Both the Code of Ethical Conduct and the Corporate Code of Conduct are available on the Company’s website at www.apro-reit.com.

Item 11. Executive Compensation.

The information required to be furnished pursuant to this Item 11 is incorporated by reference to the Proxy Statement under the heading “Compensation of Executive Officers.”

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required to be furnished pursuant to this Item 12 is incorporated by reference to the Proxy Statement under the heading “Ownership of Our Common Stock by Our Directors and Officers and Principal Stockholders.”

Item 13. Certain Relationships and Related Transactions.

The information required to be furnished pursuant to this Item 13 is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions.”

Item 14. Principal Accounting Fees and Services.

The information required to be furnished pursuant to this Item 14 is incorporated by reference to the Proxy Statement under the heading “Accounting Fees and Services.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1.	Financial Statements. The following financial statements of the Company are included in response to Item 8 of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets of the Company and Subsidiaries as of December 31, 2004 and 2003.

Consolidated Statements of Income and Comprehensive Income of the Company and Subsidiaries for the years ended December 31, 2004 and 2003 and of the Partnership and Subsidiaries for the year ended December 31, 2002.

Consolidated Statements of Stockholders’ Equity of the Company and Subsidiaries for the years ended December 31, 2004 and 2003, and Consolidated Statement of Partners’ Capital of the Partnership and Subsidiaries for the year ended December 31, 2002.

Consolidated Statements of Cash Flows of the Company and Subsidiaries for the years ended December 31, 2004 and 2003, and Consolidated Statement of Cash Flows of the Partnership and Subsidiaries for the year ended December 31, 2002.

Notes to Consolidated Financial Statements of the Company and Subsidiaries, and Notes to Consolidated Financial Statements of the Partnership and Subsidiaries.

2.	Financial Statement Schedule. The information required to be set forth in the financial statement schedule is included in Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2004 filed in response to Item 8 of this report.

3.	Exhibits. The following exhibits were filed as required by Item 15(a)(3) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

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

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-90690) filed by the Company on August 1, 2002).

4.1 Specimen of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-90690) filed by the Company on June 18, 2002).

10.1 Second Amended and Restated Advisory Agreement, dated June 3, 2004, between the Company and America First Apartment Advisory Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (Commission File No. 000-49986) filed by the Company on August 16, 2004).

10.2 The Company’s 2002 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-90690) filed by the Company on June 18, 2002).

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

10.10 Agreement of Purchase and Sale by and between the Company and Gables Realty Limited Partnership, a Delaware limited partnership, and Gables GP, Inc., a Texas corporation (incorporated herein by reference to Form 10-Q dated September 30, 2004 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, Inc. (Commission File No. 000-49986)).

10.11 Asset Purchase Agreement by and between America First PM Group, Inc., America First Properties Management Company, L.L.C. and America First Companies, L.L.C., dated November 8, 2004.

21. Subsidiaries of the Company.

23.1 Consent of Independent Registered Public Accounting Firm .

23.2 Consent of Independent Registered Public Accounting Firm .

24 Powers of Attorney.

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
America First Apartment Investors, Inc.

     We have audited the accompanying consolidated balance sheet of America First Apartment Investors, Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15 for the year ended December 31, 2004. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of America First Apartment Investors, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 21, 2005

Report of Independent Registered Public Accounting Firm

To the Shareholders
America First Apartment Investors, Inc:

We have audited the accompanying consolidated balance sheet of America First Apartment Investors, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2003, and the consolidated statements of income and comprehensive income, partners’ capital, and cash flows of America First Apartment Investors, L.P. and subsidiaries for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America First Apartment Investors, Inc. and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the year ended December 31, 2003 and the results of operations and cash flows of America First Apartment Investors, L.P. and subsidiaries for the year ended December 31, 2002 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Omaha, Nebraska
March 15, 2005

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2004	2003
Assets
Cash and cash equivalents	$10,634	$6,918
Restricted cash	8,039	3,717
Real estate assets:
Land	37,270	18,541
Buildings	245,798	132,050

Total	283,068	150,591
Less: accumulated depreciation	(42,567)	(35,693)

Real estate assets, net	240,501	114,898
Investments in agency securities, at fair value	26,192	36,027
Investments in corporate equity securities, at fair value	4,321	2,179
In-place lease intangibles, net of accumulated amortization of $2,797	2,572	—
Other assets	5,138	3,153

Total Assets	$297,397	$166,892

Liabilities
Accounts payable and accrued expenses	$7,039	$3,036
Dividends payable	2,628	1,269
Notes payable	2,413	—
Bonds and mortgage notes payable	167,150	82,215
Borrowings under repurchase agreements	27,875	33,012

Total liabilities	207,105	119,532

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value; 500,000,000 shares authorized, 10,510,558 and 5,074,897 issued and outstanding	105	51
Additional paid-in capital	102,766	47,418
Accumulated deficit	(12,628)	(714)
Accumulated other comprehensive income	49	605

Total stockholders’ equity	90,292	47,360

Total Liabilities and Stockholders’ Equity	$297,397	$166,892

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amount)

	For the Year Ended December 31,
	2004	2003	2002

Rental income	$35,319	$24,123	$24,862
Real estate operating expenses	(19,879)	(13,022)	(12,867)
Depreciation expense	(6,891)	(5,001)	(4,964)

Real estate operating margin	8,549	6,100	7,031

Other income
Interest income on cash and cash equivalents and agency securities and dividend income	770	331	317
Gain on Jefferson Place subordinate note	—	4,444	—
Gain on sales of corporate equity securities	212	—	—

Other income	982	4,775	317

Other expenses
Interest expense	5,699	4,316	4,324
General and administrative expenses	3,997	1,910	1,773
Amortization expense - in-place lease intangibles	2,466	—	—
Amortization expense - debt financing costs	253	288	261
Property management internalization expense	5,911	—	—

Other expenses	18,326	6,514	6,358

Income (loss) from continuing operations	(8,795)	4,361	990

Income from discontinued operations (including gain on sale of $5,973)	6,030	—	—

Net Income (loss)	$(2,765)	$4,361	$990 (1)

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on securities	(556)	615	(15)

Comprehensive income (loss)	$(3,321)	$4,976	$975

Income (loss) from continuing operations, basic and diluted, per share (per BUC in 2002)	$(1.07)	$0.86	$0.19

Income from discontinued operations, basic and diluted, per share (per BUC in 2002)	$0.73	$—	$—

Net income (loss), basic and diluted, per share (per BUC in 2002)	$(0.34)	$0.86	$0.19

Dividends (distributions in 2002) declared per share (per BUC in 2002)	$1.00	$1.00	$1.00

Weighted average number of shares outstanding - basic (BUCs in 2002)	8,243	5,074	5,023

Weighted average number of shares outstanding - diluted (BUCs in 2002)	8,243	5,076	5,023

(1)	Net income from continuting operations and net income allocated to the general partner and the BUC holders was $60 and $930, respectively for the year ended December 31, 2002.

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands)

						Distributions	Accumulated
					Additional	in Excess of	Other
	General	BUC	Common	Common	Paid-In	Accumulated	Comprehensive
	Partner	holders	Shares	Stock	Capital	Earnings	Income (Loss)	Total
Balance, January 1, 2002	$89	$51,420	—	$—	$—	$—	$—	$51,509
Net income	59	931	—	—	—	—	—	990
Distributions paid or accrued	(51)	(5,024)	—	—	—	—	—	(5,075)
Change in net unrealized holding gains	—	(15)	—	—	—	—	—	(15)

Balance, December 31, 2002	97	47,312	—	—	—	—	—	47,409
Issuance of shares of the Company in exchange for BUCs and the General Partner interest of the Partnership	(97)	(47,312)	5,074	51	47,368	—	(10)	—
Issuance of common stock	—	—	1	—	12	—	—	12
Net income	—	—	—	—	—	4,361	—	4,361
Stock option compensation	—	—	—	—	38	—	—	38
Change in net unrealized holding gains	—	—	—	—	—	—	615	615
Dividends declared	—	—	—	—	—	(5,075)	—	(5,075)

Balance, December 31, 2003	—	—	5,075	51	47,418	(714)	605	47,360
Net loss	—	—	—	—	—	(2,765)	—	(2,765)
Issuance of common stock	—	—	5,436	54	55,327	—	—	55,381
Stock option compensation	—	—	—	—	21	—	—	21
Change in net unrealized holding losses	—	—	—	—	—	—	(556)	(556)
Dividends declared	—	—	—	—	—	(9,149)	—	(9,149)

Balance, December 31, 2004	$—	$—	10,511	$105	$102,766	$(12,628)	$49	$90,292

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	For the Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$(2,765)	$4,361	$990
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	7,122	5,001	4,964
Gain on sales of corporate equity securities	(212)	—
Gain on sale of discontinued operations	(5,973)	—
Property management internalization expense	5,911
Gain on Jefferson Place subordinate note	—	(4,444)
Change in fair value of interest rate swap agreements	(273)	11	(6)
Amortization of debt financing costs and in-place lease intangibles	3,069	288	261
Amortization of premium on mortgage-backed securities	252	4	—
Non-cash stock option compensation	21	38	—
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in restricted cash	263	529	(172)
(Increase) decrease in other assets	387	(422)	(752)
Increase (decrease) in accounts payable and accrued expenses	704	(139)	(6)

Net cash provided by operating activities	8,506	5,227	5,279

Cash flows from investing activities
Real estate capital improvements	(1,172)	(409)	(663)
Purchase of agency securities	(1,565)	(36,114)	—
Principal received on agency securities	11,004	187	—
Acquisition of real estate	(4,645)	—	—
Proceeds from the sale of real estate	11,076	—	—
Purchase of corporate equity securities	—	—	(1,478)
Proceeds from the sale of corporate equity securities	3,876	—	—
Purchase of property management assets	(6,898)
Acquisition of America First Real Estate Investment Partners, L.P.	(3,963)	—	—
Cash received in acquisition of America First Real Estate Investment Partners, L.P.	8,400	—	—
Net proceeds from repayment of Jefferson Place subordinate note	—	2,356	—

Net cash provided by (used in) investing activities	16,113	(33,980)	(2,141)

Cash flows from financing activities
Dividends (distributions in 2002) paid	(7,790)	(5,074)	(5,010)
Principal payments on bonds and mortgage notes payable	(1,044)	(698)	(656)
Proceeds from borrowings under repurchase agreements	—	33,012	—
Principal payments on borrowings under repurchase agreements	(12,111)	—	—
Issuance of common stock	44	11	—

Net cash provided by (used in) financing activities	(20,903)	27,251	(5,666)

Net increase (decrease) in cash and cash equivalents	3,716	(1,502)	(2,528)
Cash and cash equivalents at beginning of year	6,918	8,420	10,948

Cash and cash equivalents at end of year	$10,634	$6,918	$8,420

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$4,882	$4,669	$4,356

Dividends declared but not paid	2,628	1,269	1,268

Noncash investing and financing activities :
Relinquishment of debt in connection with the property disposition	8,775	—	—

Issuance of shares for AFREZ merger	55,338	—	—

Assumption of debt in connection with property acquisition	$26,150	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

America First Apartment Investors, Inc. (the “Company”) is a Maryland corporation which owns and operates 29 multifamily apartment projects and an office warehouse facility. The Company also invests in mortgage-backed securities and other real estate assets.

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

The Company is the successor in interest to America First Apartment Investors, L.P. (the “Partnership”) which merged with and into the Company as of January 1, 2003. Prior to that time the Company had no material assets or business operations. As a result of this merger, the Company assumed the assets, liabilities and business operations of the Partnership. Accordingly, all operations and financial results of the Company described in its consolidated financial statements and the notes thereto for periods prior to January 1, 2003 are those of the Partnership. In addition, on June 3, 2004, America First Real Estate Investment Partners, L.P. (“AFREZ”) merged with and into the Company as more fully described in Note 3. As a result of this merger, the Company acquired the assets, assumed the liabilities and business operations of AFREZ.

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

B)	Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with maturities of three months or less when purchased.

C)	Restricted Cash

Restricted cash, which is legally restricted to use, is comprised of resident security deposits, required maintenance reserves, escrowed funds and collateral for various interest rate swap agreements.

D)	Investment in Agency Securities and Corporate Equity Securities

The Company accounts for its investments in securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), and has classified its investments in securities as available-for-sale.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Securities are carried at fair market value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income. Fair value is determined by reference to broker quotes.

Premiums paid to acquire mortgage-based securities are amortized using the effective yield method over the life of the related mortgage pool.

Security transactions are recorded on the trade date and realized gains or losses on security sales are based upon the specific identification method.

Interest income is recorded as earned and dividend income is recorded on the ex-dividend date.

E)	Investment in Real Estate

The Company’s investment in real estate is carried at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the related asset, generally 27-1/2 – 40 years on multifamily residential apartment buildings and 31-1/2 years on commercial buildings and five to fifteen years on capital improvements and is calculated using the straight-line method. Depreciation of capital improvements on the Company’s commercial property is based on the term of the related tenant lease using the straight-line method. Maintenance and repairs are charged to expense as incurred, while significant improvements, renovations and replacements are capitalized.

Management reviews each property for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the carrying value of each real estate property to the sum of its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. There were no impairment losses incurred and/or recorded in any of the years ended December 31, 2004, 2003 and 2002.

The Company allocates the purchase price of property acquisitions to the acquired tangible assets, including land, buildings and identifiable intangible assets based on the fair value of those assets and liabilities. Identifiable intangible assets include the value of in-place leases.

The fair value of the tangible assets is determined based on the assumption that the building is vacant. In-place lease intangibles arise as a result of the allocation of the total acquisition costs whereby the Company allocates a portion of the total acquisition cost of a property acquired to leases in existence as of the date of acquisition. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow realized at each property during the estimated lease-up period it would take to lease these properties. This allocated cost is amortized over the average remaining term of the leases (approximately twelve months).

F)	Debt Financing Costs

Debt financing costs are capitalized and amortized on a straight-line basis over the stated life of the term of the related debt which approximates the effective yield method. Debt financing costs of approximately $769,000 and $998,000 are included in Other assets on the Company’s Consolidated Balance Sheets as of December 31, 2004 and 2003, respectively. These costs are net of accumulated amortization of $1.5 million and $1.4 million as of December 31, 2004 and 2003, respectively.

G)	Borrowings under Repurchase Agreements

The Company finances the acquisition of its Agency Securities through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same or similar securities in the future for a price that is higher than the original sales price. The difference between the sales price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of the repurchase agreement, the Company is required to repay the loan and concurrently

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew such agreement at the then prevailing financing rate. These repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

H)	Revenue Recognition on Investment in Real Estate

The Company leases multifamily rental units under operating leases with terms of one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term. Rental income on commercial property is recognized on a straight-line basis over the term of each operating lease.

I)	Income Taxes

The Company operates as, and has elected to be taxed as, a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of adjusted taxable income to common shareholders. The Company intends to adhere to these requirements and maintain the REIT status. As a REIT, the Company is generally not subject to corporate level federal or state income tax on taxable income distributed currently to shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even though the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income and property, and to federal income and excise taxes on undistributed taxable income.

Taxable income differs from income for financial statement purposes, primarily due to differences for tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investment in properties. The following table reconciles income (loss) as reflected in our financial statements to REIT taxable income for 2004 and 2003 (in thousands):

	2004	2003
Net income (loss) per financial statements	$(2,765)	$4,361
Reconciling items:
Add differences in deductions for depreciation and amortization	2,550	131
Add (less) basis difference for assets acquired or disposed	5,587	(1,706)
Less tax exempt interest income	—	(2,740)
Other book/tax differences (net)	(166)	12

Taxable income subject to the dividend requirement	5,206	58

Minimum dividend required (90% of taxable income)	$4,685	$52

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The actual tax deduction for dividends taken, and the taxability of dividends to shareholders, is based on a measurement of “earnings and profits” as defined by the Internal Revenue Code. Earnings and profits differ from regular taxable income, primarily due to further differences in the estimated useful lives and methods used to compute depreciation. The following table reconciles the dividends paid deduction taken by the Company (the portion of dividends paid that are taxable as ordinary income to shareholders) on its tax returns to cash dividends paid (in thousands):

	2004	2003
Common dividends paid:
Ordinary dividends	$7,246	$3,806
Return of capital	544	—

Total dividends paid	$7,790	$3,806

J)	Discontinued Operations

Under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the results of operations for properties sold during the period or classified as held for sale at the end of the current period are required to be classified as discontinued operations in the current and prior periods. The property-specific components of net earnings that are classified as discontinued operations include rental revenue, rental expense, real estate tax, depreciation expense and interest expense. The net gain or loss on the eventual disposal of the held for sale properties is also required to be classified as discontinued operations.

K)	Net Income (Loss) per share (per BUC in 2002)

Net income per share or BUC is based on the weighted average number of shares or BUCs outstanding during each year presented. Diluted net income per share includes shares issuable upon exercise of outstanding stock options where the conversion of such instruments would be dilutive. The Partnership did not issue options to acquire BUCs.

L)	Derivative Instruments and Hedging Activities

The Company accounts for its derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the recognition of all derivative instruments as assets or liabilities in the Company’s Consolidated Balance Sheets and measurement of these instruments at fair value. The accounting treatment is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. The change in fair value of freestanding derivative instruments is recognized in earnings in the absence of a specific hedge designation. The Company is exposed to loss should a counterparty to its derivative instruments default, however, the Company does not anticipate any defaults.

The Company has entered into interest rate swap and cap agreements, as described in Note 16, to manage its exposure to changes in interest rates. Such interest rate swap and cap agreements do not have a specific hedge designation under SFAS No. 133, and therefore the change in fair value is recognized in earnings. The fair value of the interest rate swap and cap agreements are determined based upon current fair values as quoted by recognized dealers.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

M)	Reclassifications

Certain amounts from the prior year have been reclassified to conform with the current year presentation.

3. Merger

On May 26, 2004, the shareholders of the Company approved a merger with America First Real Estate Investment Partners, L.P. (“AFREZ”), pursuant to the Agreement and Plan of Merger entered into by the Company and AFREZ on November 25, 2003 (the “Merger Agreement”). The merger became effective on June 3, 2004. As a result of the merger, AFREZ was merged with and into the Company. The Company was the surviving entity and assumed all of the assets, liabilities and business operations of AFREZ, including 14 multifamily apartment properties containing 2,783 rental units located in Arizona, Florida, Illinois, Michigan, North Carolina, Ohio, Tennessee and Virginia.

The Company issued shares of its common stock and paid cash to the holders of the limited partner and general partner interests in AFREZ upon consummation of the merger. Each Unit representing an assigned limited partnership interest in AFREZ as of the date of the merger was converted into the right to receive 0.7910 shares of the common stock of the Company and a cash payment of $0.39 per Unit. Fractional shares were rounded up or down to the nearest whole number. A total of 5,376,353 shares of the common stock of the Company were issued to Unit holders in connection with the merger plus a cash payment of $2.7 million. The general partner’s 1% interest in AFREZ was converted into 54,308 shares of the common stock of the Company plus a cash payment of $27,000.

Pursuant to SFAS No. 141, Business Combinations, the Company allocates a portion of the total acquisition cost of a property acquired to leases in existence as of the date of acquisition. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow deficit at each property during the lease-up of these properties. This allocated cost is amortized over the average remaining term of the leases (approximately twelve months).

The following table summarizes the estimated fair value of AFREZ assets acquired and liabilities assumed at the date of the merger and the total value of the merger consideration. The following purchase price allocations have been preliminarily calculated as of June 1, 2004 and may change for up to one year subsequent to the acquisition date pending the Company’s review and valuation procedures of the assets acquired and the liabilities assumed (in thousands):

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Cash and cash equivalents
Unrestricted	$8,400
Restricted	3,616
Investments in mortgage-backed securities	97
Investments in corporate equity securities	5,973
Investments in real estate	115,856
In-place lease intangibles	4,839
Other assets	1,317

Total assets acquired	140,098

Accounts payable and accrued expenses	2,823
Notes payable	2,413
Bonds and mortgage notes payable	68,586
Borrowings under repurchase agreements	6,975

Total liabilities assumed	80,797

Net assets acquired	$59,301

Cash paid and direct expenses	$3,963
Common stock issued	55,338

Value of merger consideration	$59,301

The following unaudited, pro-forma financial information assumes the AFREZ acquisition occurred at the beginning of 2003. The most significant adjustments to the periods presented is the inclusion of AFREZ’s results for the entire periods presented in addition to the amortization expense related to in-place lease intangibles being reflected in 2003 rather than in 2004. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 2003, or the results which may occur in the future (in thousands):

	For the	For the
	Year Ended	Year Ended
	Dec. 31, 2004	Dec. 31, 2003
Total rental income	$45,636	$43,680

Net income	$144	$7,677

Net income per share, bas ic and diluted	$0.01	$0.73

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

4. Acquisition of Property

On December 22, 2004, the Company acquired all of the outstanding membership interests in a newly formed Tennessee limited liability company, Arbor Knoll-Crest, LLC from Gables Realty Limited Partnership, a Delaware limited partnership and Gables GP, Inc., a Texas corporation. The sole asset of Arbor Knoll-Crest, LLC is a 548-unit apartment complex in Antioch, Tennessee now known as Arbor Hills (the “Property”). Immediately prior to the formation of Arbor Knoll-Crest LLC, the Property had been owned by Gables-Tennessee Properties, L.L.C., a Tennessee limited liability company (“GTP”). There are no material relationships between the Company and Gables Realty Limited Partnership, Gables GP, Inc. or GTP.

The purchase price for the membership interests in Arbor Knoll-Crest LLC was $29.7 million, $26.1 million of which was paid through the assumption of existing tax-exempt mortgage debt on the Property, approximately $3.0 million of which was paid in cash, and approximately $550,000 of which was paid through various expense prorations.

5. Investments in Securities

The following table presents the components of the carrying value of the Company’s investments in securities as of December 31, 2004 and 2003 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2004:
Agency Securities	$26,328	$4	$(140)	$26,192
Corporate Equity Securities	4,136	185	—	4,321

2003:
Agency Securities	$35,923	$104	$—	$36,027
Corporate Equity Securities	1,678	501	—	2,179

The Company’s cost of Agency Securities reflects the amortized cost of the securities. The various pools making up the Company’s investments in Agency Securities have stated rates ranging from 3.77% to 7.50% and various principal maturities. The Agency Securities serve as collateral for approximately $20.9 million of borrowings under repurchase agreements.

As of December 31, 2003, the Company’s investment in corporate equity securities consisted of 238,428 units of AFREZ. The general partner of AFREZ was an affiliate of the Company. The AFREZ units owned by the Company represented approximately 3.5% of the AFREZ units outstanding. These units were sold in 2004 prior to the merger with AFREZ.

None of the securities available for sale have been in a continuous loss position for 12 months or longer. The unrealized losses associated with the Agency Securities result from increases in interest rates and are not due to the credit quality of the investment securities.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

6. Investments in Real Estate

The Company’s investments in real estate as of December 31, 2004 are comprised of the following (in thousands):

					Building	Carrying	Carrying
		Number			and	Value at	Value at
Property Name	Location	of Units		Land	Improvements	Dec. 31, 2004	Dec. 31, 2003
Arbor Hills (1)	Antioch, TN	548		$4,400	$25,336	$29,736	$—
Belvedere Apartments (1)	Naples , FL	162		956	8,338	9,294	9,299
Bluff Ridge Apartments	Jacksonville, NC	108		203	3,501	3,704	—
Brentwood Oaks Apartments (1)	Nashville, TN	262		2,000	9,837	11,837	—
Coral Point Apartments (1)	Mesa, AZ	337		2,240	9,204	11,444	11,335
Covey at Fox Valley (1)	Aurora, IL	216		1,320	10,499	11,819	11,640
Delta Crossing	Charlotte, NC	178		800	5,031	5,831	—
Elliot’s Crossing Apartments (1)	Tempe, AZ	247		1,301	9,703	11,004	—
Fox Hollow Apartments (1)	High Point, NC	184		1,000	5,148	6,148	—
Greenbriar Apartments (1)	Tulsa , OK	120		648	3,794	4,442	4,410
Highland Park Apartments (1)	Columbus, OH	252		1,562	6,319	7,881	—
The Hunt Apartments (1)	Oklahoma City, OK	216		550	7,061	7,611	7,641
Huntsview Apartments (1)	Greensboro, NC	240		1,845	6,590	8,435	—
Jackson Park Place Apartments (1)	Fresno, CA	296		1,400	10,901	12,301	12,291
Lakes of Northdale Apartments (1)	Tampa, FL	216		1,553	8,454	10,007	—
Littlestone of Village Green (1)	Gallatin, TN	200		621	9,981	10,602	10,551
Misty Springs Apartments (1)	Daytona Beach, FL	128		742	3,831	4,573	—
Monticello Apartments (1)	Southfield, MI	106		565	5,283	5,848	—
Oakhurst Apartments (1)	Ocala, FL	214		847	8,419	9,266	9,256
Oakwell Farms Apartments (1)	Nashville, TN	414		1,946	16,183	18,129	18,125
Park at Countryside (1)	Port Orange, FL	120		647	2,607	3,254	3,274
The Park at 58 Apartments (1)	Chattanooga, TN	196		231	4,270	4,501	4,456
Park Trace Apartments (1)	Norcross, GA	260		2,246	11,888	14,134	14,107
The Ponds at Georgetown (1)	Ann Arbor, MI	134		653	6,846	7,499	—
The Retreat (1)	Atlanta, GA	226		1,800	7,401	9,201	9,153
St. Andrews at Westwood (1)	Orlando, FL	259		1,617	14,239	15,856	15,900
Shelby Heights (1)	Bristol, TN	100		175	2,953	3,128	3,128
Waterman’s Crossing (1)	Newport News, VA	260		1,620	12,726	14,346	—
Waters Edge Apartments	Lake Villa, IL	108		486	4,621	5,107	—
The Exchange at Palm Bay (1)	Palm Bay, FL	72,002	(2)	1,296	4,834	6,130	6,025

						283,068	150,591
Less accumulated depreciation						(42,567)	(35,693)

Balance at end of year						$240,501	$114,898

(1)	Property is encumbered as described in Note 8.

(2)	This is an office/warehouse facility. The figure represents square feet available for lease to tenants.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

     Reconciliation of the carrying value of the investment in real estate is as follows (in thousands):

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002
Balance at beginning of year	$114,898	$119,490	$123,791
Merger of properties	115,856	—	—
Disposition of Glades	(14,056)	—	—
Acquistion of Arbor Hills	29,736	—	—
Capital improvements	1,172	409	663
Depreciation	(7,105)	(5,001)	(4,964)

Balance at end of year	$240,501	$114,898	$119,490

7. Jefferson Place Subordinate Note

During the second quarter of 2003, the Company recorded a gain of $4.4 million resulting from the repayment of its subordinate note due from the owners of Jefferson Place Apartments. The note was repaid out of the sale proceeds of Jefferson Place Apartments. The total gain is comprised of $2.7 million of cash proceeds from the sale less $300,000 of written off receivables for a net cash gain of $2.4 million. The Company also recorded a $2.1 million non-cash gain representing the reversal of a loss reserve. The subordinate note due from the owners of Jefferson Place Apartments had an original principal value of $3.5 million, a net book value of $0, and was received by the Partnership’s predecessor in 1997 in connection with the re-issuance of the Jefferson Place tax-exempt bonds which were originally owned by the Partnership’s predecessor. The subordinate note represented unpaid tax-exempt interest and principal on the original bonds. In connection with the 1997 re-issuance, the Partnership’s predecessor also issued a guarantee of the re-issued bonds that was collateralized by one of its other properties and recorded a loss reserve of $2.1 million for the guarantee. The loss reserve represented management’s best estimate of the potential collateral guarantee loss based upon the estimated fair values of the respective properties at the inception of the collateral guarantee and was reversed on June 26, 2003, when the Company was relieved of its collateral guarantee via the sale of Jefferson Place.

8. Bonds and Mortgage Notes Payable

The Company has financed its multifamily apartment properties and its commercial property with long-term mortgage debt consisting of thirteen tax-exempt bond financings and seven taxable mortgage notes. Each debt obligation is secured by a first mortgage or deed of trust on the property. Bonds and mortgage notes payable as of December 31, 2004 and 2003 consist of the following (dollars in thousands):

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

	Effective					Carrying Amount
	Interest		Maturity	Payment and	Annual	December 31,
Collateral	Rate		Date	Prepayment or Redemption Terms	Payments	2004	2003
Bonds Payable:
Coral Point and St. Andrews at Westwood Apartments	4.96%		03/01/2008	Semiannual payment of interest due each March 1 and September 1. Prepayable at par + 1% in March 2006.	interest only	$13,090	$13,090

Covey at Fox Valley and Park Trace Park Trace Apartments	5.30%		11/01/2007	Semiannual payment of interest due each May 1 and November 1. Prepayable at par + 1% in March 2006. Prepayable at par in March 2007.	interest only	12,410	12,410

Brentwood Oaks Apartments	2.18	%(1)	07/15/2031	Monthly payment of interest due on the 12th of each month. Prepayable at anytime	interest only	11,320	—

Lakes of Northdale Apartments	2.57	%(2)	05/15/2012	Monthly payment of interest due on the 11th of each month. Prepayable at anytime	interest only	9,610	—

Jackson Park Place	5.80%		12/01/2027	Monthly payment of principal and interest due the 1st of each month. Prepayable at par in November 2007.	$599	7,596	7,750

The Hunt Apartments	3.30	%(3)	07/01/2029	Semiannual payment of interest due each Jan. 1 and July 1. Prepayable at anytime.	interest only	6,930	6,930

Oakhurst Apartments	2.33	%(4)	12/01/2007	Semiannual payment of interest due each June 1 and Dec. 1. Prepayable at par s ince December 2003.	interest only	5,300	5,300

The Exchange at Palm Bay	2.33	%(4)	11/01/2010	Monthly payment of principal and interest due the 25th of each month. Prepayable at par in December 2005.	$499	5,153	5,256

Belvedere Apartments	2.33	%(4)	12/01/2007	Semiannual payment of interest due each June 1 and Dec. 1. Prepayable at par s ince December 2003.	interest only	4,800	4,800

Greenbriar Apartments	3.30	%(3)	07/01/2029	Semiannual payment of interest due each Jan. 1 and July 1. Prepayable at anytime.	interest only	3,980	3,980

Shelby Heights and Park at Countryside	6.10%		03/01/2022	Semiannual payment of principal and/or interest due each March 1 and September 1. Prepayable at par + 1% in March 2007.	range from	2,855	2,990

Arbor Hills	2.65	%(6)	12/01/2025	Monthly payment of interest due the 1st of each month. Prepayable at anytime.	interest only	26,150	—

The Park at Fifty Eight	6.65%		03/01/2021	Semiannual payment of principal and/or interest due each March 1 and September 1. Prepayable at par + 1% in March 2006.	range from	2,255	2,325
					$220 to
					$225
						$111,449	$64,831

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

	Effective					Carrying Amount
	Interest		Maturity	Payment and	Annual	December 31,
Collateral	Rate		Date	Prepayment or Redemption Terms	Payments	2004	2003
Mortgage Notes Payable:
Oakwell Farms Apartments	6.935%		05/01/2009	Monthly payment of principal and interest due the 1st of each month. Prepayment allowed with 30 days notice and premium	$1,029	12,097	12,280

Waterman’s Crossing	5.52%		11/01/2012	Monthly payment of principal and interest due on the 1st of each month. Prepayment allowed with 30 days notice	$790	10,859	—

Elliot’s Crossing Apartments	2.82	%(5)	02/01/2014	Semiannual payment of interest due each April 1 and October 1. Prepayable at par +1.5% in April 2009	$540	8,140	—

Huntsview Apartments	5.83%		01/01/2012	Monthly payment of principal and interest due on the 1st of each month. Prepayment allowed with 30 days notice	$509	7,112	—

Highland Park Apartments	4.69%		09/01/2013	Monthly payment of principal and interest due on the 1st of each month. Prepayment allowed with 30 days notice	$435	6,502	—

Fox Hollow Apartments	6.91%		03/01/2011	Monthly payment of principal and interest due on the 1st of each month. Prepayment allowed with 30 days notice	$493	6,043	—

Littlestone at Village Green	7.68%		09/15/2005	Monthly payment of principal and interest due the 15th of each month. Prepayment allowed with 30 days notice and premium.	$543	4,948	5,104

						$55,701	$17,384

						$167,150	$82,215

(1)	Bond payable bears interest at a highly rated bond composite variable rate that is reset weekly and capped at 9.27%, the rate at 12/31/2004 was 2.01%, averaged for the year of 2.18%.

(2)	Bond payable bears interest at a highly rated bond composite variable rate that is reset weekly and capped at 7.50%, the rate at 12/31/2004 was 2.01%, averaged for the year of 2.57%.

(3)	In June 2004, the Company entered into an interest rate swap transaction which fixed the rates on the bonds to 3.30% through June 2009.

(4)	The interest rate on these bonds is variable based upon the BMA average rate plus 0.65%.

(5)	The Company entered into an interest rate swap transactions that fix the rates on the bond to 2.82%. The interest rate swap agreements will terminate in June 2009.

(6)	Bond payable bears interest at a highly rated bond composite variable rate that is reset weekly and capped at 12.00%, the rate at 12/31/2004 was 2.01%, average for the period held the bond was 2.65%.

Accrued interest of $1.7 million and $700,000 as of December 31, 2004 and 2003, respectively is included in Accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets.

9. Borrowings under Repurchase Agreements

The Company has financed the acquisition of its Agency Securities through short-term repurchase agreements. Borrowings under repurchase agreements as of December 31, 2004 and 2003 consisted of the following (dollars in thousands):

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

	Interest	Maturity		Carrying Amount
Collateral	Rate	Date	Payment Schedule	Dec. 31, 2004	Dec. 31, 2003
Repurchase agreements collateralized by agency securities:
FNMA Pool #759197	2.36%	09/13/2005	Interest payments and principal due at maturity	$16,400	$20,668

FNMA Pool #670676	1.99%	04/25/2005	Interest payments and principal due at maturity	4,500	12,344

Other repurchase agreements:				20,900	33,012
The Ponds at Georgetown GNMA Certificate	2.42%	06/28/2005	Interest payments due quarterly, principal due at maturity	6,975	—

				$27,875	$33,012

Accrued interest of approximately $184,000 and approximately $23,000 as of December 31, 2004 and 2003 is included in Accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets.

The Company intends to renew its repurchase agreements which come due in 2005 with repurchase agreements having similar terms.

10. Notes Payable

Notes payable were acquired as a result of the AFREZ merger. The notes bear interest at the rate equal to 120% of the annual applicable federal rate for debt instruments with a term of not over three years as determined by the Internal Revenue Code and applicable regulations thereunder. As of December 31, 2004, such rate was 2.94%. The annual interest rate on the Notes is calculated by averaging such interest rates for each month. Such rate averaged 2.73% from the acquisition date to December 31, 2004. The Notes provide for annual installments of accrued interest payable on the 15th of each January, beginning January 15, 2005. The unpaid principal balance and accrued but unpaid interest is due January 15, 2008.

The Company may, at its option, redeem all or any portion of the Notes at any time at a price equal to 100% of the outstanding principal balance of the Notes together with accrued interest to the date fixed for redemption. The Company is required to use 80% of the net proceeds, as defined in the indenture of trust related to such Notes, from sales or refinancings of assets of the Company that were owned by Cap Source I or Cap Source II prior to the AFREZ merger to prepay the Notes. The Company is required to deposit such proceeds into a segregated trust account established under the indenture, and when the funds in the account equal or exceed $5 million, the proceeds will be used to redeem the Notes as provided in the indenture.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

11. Aggregate Borrowings

As of December 31, 2004, the Company’s aggregate borrowings are $197.4 million with maturities over the next five years and thereafter as follows (in thousands):

Principal
Maturity	Amount
2005	$33,875
2006	1,120
2007	23,707
2008	16,775
2009	12,323
Thereafter	109,638

$197,438

12. Commitments and Contingencies

On December 3, 2003, a purported class action lawsuit was filed in the Delaware Court of Chancery against AFREZ, along with its general partner and America First Companies L.L.C. (“America First”). The plaintiffs seek to have the lawsuit certified as a class action on behalf of all Units holders. The lawsuit alleges, among other things, that the defendants acted in violation of their fiduciary duties to the Unit holders in connection with the merger of AFREZ with and into the Company. The merger of AFREZ with and into the Company was completed on June 3, 2004 and, as a result, the Company assumed all liabilities of AFREZ, including any liability that may be imposed as a result of this lawsuit. To date, the plaintiffs have not amended their complaint to formally name the Company as a defendant or to modify the relief they are seeking. The Company intends to defend this lawsuit vigorously, but is unable to predict the outcome of this litigation.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur, the estimated amount of the loss is expensed in the financial statements. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

13. Transactions with Related Parties

The Company engaged in the following transactions with affiliated parties during 2004.

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Administrative Fee — General

This fee is equal to 0.55% per annum of the sum of: (i) the original principal amount of the bonds originally issued to the predecessor to the Partnership; (ii) the purchase price paid by the Company for new assets that are then held by the Company; (iii) the outstanding principal of mezzanine financing provided by the Company to unaffiliated developers of residential real estate, plus (iv) the fair value of the AFREZ properties on the date of the merger. Prior to the amendment, this fee was equal to 0.60% per annum of the sum of: (i) the original principal amount of the bonds originally issued to the predecessor to the Partnership; (ii) the purchase price paid by the Company for new assets that are then held by the Company; plus (iii) the outstanding principal of mezzanine financing provided by the Company to unaffiliated developers of residential real estate. However, the fee was to be reduced to 0.50% per annum of those amounts in excess of $250 million for any calendar year in which the Company generated Funds from Operations (“FFO”) of less than $1.60 per average common share outstanding. Such fees were $1.2 million, $883,000 and $883,000 for the years ended December 31, 2004, 2003 and 2002, respectively and are included in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Administrative Fee – Agency Securities

This fee is equal to 0.25% per annum of the outstanding principal balance of all Agency Securities held by the Company with an incentive equal to 20% of the amount by which the total net interest income realized by the Company from its portfolio of Agency Securities during each calendar month exceeds the average dollar amount of stockholders’ equity invested in Agency Securities during the month times the composite dividend yield reported by the National Association of Real Estate Investment Trusts for equity REITs which invest in residential apartment properties. The Advisor has retained an unaffiliated sub-advisor to advise it with respect to the Company’s investments in Agency Securities. All fees paid to the sub-advisor are the obligation of the Advisor.

Property Acquisition Fee

In connection with the identification, evaluation, and acquisition of real estate assets, the Advisor receives a fee in the amount of 1.25% of the gross purchase price paid by the Company for such real estate assets. The Partnership paid similar fees to the General Partner. During the year ended December 31, 2004, this fee equaled approximately $371,000 and was included in the fair value of the real estate asset acquired. As there were no acquisitions of real estate during 2003 or 2002, no such fees were paid during those years.

Mezzanine Investments Fee

Effective with the amendment of the Agreement on June 3, 2004, in connection with the underwriting and making of mezzanine investments, the Advisor receives a fee in the amount of 1.25% of the original principal amount of such mezzanine investments. As there was no underwriting or making of mezzanine investments during the period ended December 31, 2004, no such fees were paid.

Reimbursement of Out-of-Pocket Expenses

The Company reimburses the Advisor and its affiliate (prior to the merger, the General Partner and its affiliate) for certain out-of-pocket costs and expenses that it incurs in connection with the carrying out of the Company’s business activities.

The amount of such costs and expenses reimbursed to the Advisor and its affiliate or the General Partner and its affiliate are shown below (in thousands):

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

	2004	2003	2002
Reimbursable salaries and benefits	$1,145	$544	$628
Professional fees and expenses	542	111	100
Costs capitalized	74	76	17
Insurance	83	74	57
Investor services and custodial fees	42	30	25
Report preparation and distribution	29	20	21
Registration fees	27	20	45
Restructuring costs	615	14	598
Consulting and travel expense	28	8	10
Telephone	9	5	6
Other expenses	300	161	111

	$2,894	$1,063	$1,618

Included in Accounts payable and accrued expenses in the consolidated balance sheets are amounts due to the Advisor and its affiliate or the General Partner for administrative fees and reimbursed costs and expenses of approximately $162,000 and $273,000 as of December 31, 2004 and 2003, respectively.

Acquisition of certain property management assets

On November 8, 2004, America First PM Group, Inc., (“PM Group”) a wholly-owned subsidiary of the Company, acquired certain property management assets, rights to use certain proprietary systems, certain property management agreements, certain employment agreements and other intangible assets from America First Properties Management Companies, L.L.C. (“America First Properties”) and its parent, America First Companies, L.L.C. (“America First Companies”). Prior to this transaction, America First Properties managed each of the multi-family apartment complexes owned and operated by the Company. The fees for services provided were $1.3 million, $1.0 million and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively and are included in Real estate operating expenses in the Consolidated Statements of Income and Comprehensive Income. As a result of this transaction, the management of all of the Company’s properties and certain other properties owned by unaffiliated parties were internalized and therefore no further management fees will be incurred.

The purchase price for the acquired assets was $6.8 million, plus estimated transaction costs of approximately $172,000. A Special Committee of the Board of Directors of the Company (“Special Committee”), comprised solely of independent directors of the Company, negotiated the terms and conditions of the transaction on behalf of the Company. The Special Committee retained an independent investment banking firm to render an opinion to the Company as to the fairness to the Company of the consideration paid for the acquired assets. Approximately $5.9 million of the acquisition price was expensed as of the purchase date. The amount expensed was an allocation of the acquisition price to the termination of a pre-existing relationship as outlined in EITF 04-01, “Accounting for Preexisting Relationships between the Parties to a Business Combination.”

14. Stock Option Plan

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

On February 4, 2003, NQSOs to acquire a total of 40,000 shares of common stock were granted to the Company’s four non-employee directors, at an exercise price of $8.73. The options vest 25% on the grant date and 25% on each of the next three anniversaries of the grant date. On the same date, a total of 40,000 DERs were granted to the Company’s four non-employee directors, which vest 25% on the grant date and 25% on each of the next three anniversaries of the grant date. DER’s allow the holder to receive dividend payments on vested options that are not yet exercised.

Stock option activity for the period ended December 31, 2004 is summarized as follows (in thousands):

	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2002	—	$—
Granted	40,000	8.73
Cancelled	—	—

Balance at December 31, 2003	40,000	$8.73

Granted	—	8.73
Cancelled	(5,000)	8.73
Exercised	(5,000)	8.73

Balance at December 31, 2004	30,000	$8.73

Options exercisable at December 31, 2004	15,000	$8.73

As of December 31, 2004, all outstanding options have an exercise price of $8.73 and a remaining contractual life of 8.05 years. The Company accounts for its stock options using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, the Company records compensation expense based upon the estimated fair value of its granted options, over their vesting period. The compensation expense is included in General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) with the related offset to Additional paid-in capital on the Consolidated Balance Sheets. The per share estimated fair value of the options granted on their grant date was $2.19. The estimated fair value of the Company’s options was determined using the Black-Scholes option-pricing model with the following assumptions: a risk free interest rate of 3.24%, an expected remaining contractual life of 5.0 years and an expected volatility rate of 20%. Compensation expense for stock options was approximately $21,000, $38,000 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively. Payments on the DERs for options not exercised are charged to earnings when declared and were $20,000, $10,000 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

15. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents, restricted cash, investment in Agency Securities, investments in corporate equity securities, accounts payable, dividend (distribution) payable and borrowings under repurchase

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

agreements: Fair value approximates the carrying value of such assets and liabilities due to their accounting policy and/or short-term nature.

Bonds and mortgage notes payable and notes payable: Fair value is generally based on estimated future cash flows discounted using the quoted market rate, from an independent source, of similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments (in thousands):

	As of December 31, 2004		As of December 31, 2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Bonds and mortgage notes payable	$167,150	$178,089	$82,215	$89,354

Notes payable	$2,413	$2,413	$—	$—

16. Interest Rate Swap and Cap Agreements

The Company may enter into interest rate swap and cap agreements to manage or hedge its interest rate risk on its bonds and mortgage notes payable. In the absence of a specific and effective hedging relationship, interest rate swaps and caps are accounted for as free standing financial instruments which are marked to market each period through the statement of operations. The interest rate swap and cap contracts owned by the Company as of December 31, 2004 and 2003 do not qualify for hedge accounting and thus are accounted for as free standing financial instruments which are marked to market each period through the statement of operations. The Company recorded a $273,000 gain for the year ended December 31, 2004, an $11,000 loss for the year ended December 31, 2003 and a $6,000 gain for the year ended December 31, 2002, representing the change in the estimated fair value of the interest rate swap and cap agreements. The fair value of interest rate swap and cap agreements is included in Other assets on the Company’s Consolidated Balance Sheets in the amount of $99,000 and $12,000 as of December 31, 2004 and 2003, respectively. The fair value of the interest rate swap and cap agreements were determined based upon current fair values as quoted by recognized dealers.

As of December 31, 2004, the Company had entered into seven interest rate swap agreements and two interest rate cap agreements, with notional amounts and terms as follows (dollars in thousands):

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

	Interest Rate Swaps and Caps
		Counterparty				Company
		Notional		Receive/		Notional		Pay
	Maturity	Amount		Cap Rate		Amount		Rate
Fixed to Variable	December 6, 2006	$4,800	(5)	7.00%		$4,800	(5)	2.33	% (3)
Fixed to Variable	December 6, 2006	$5,300	(5)	7.125%		$5,300	(5)	2.33	% (3)
Fixed to Variable	December 6, 2006	$5,179	(1)(5)	7.75%		$5,179	(1)(5)	2.33	% (3)
Variable to Fixed	February 3, 2009	$8,100		1.68	% (2)	$8,100		2.82%
Variable to Fixed	June 25, 2009	$10,910		1.68	% (2)	$10,910		3.30%
Fixed to Variable	July 13, 2009	$6,930	(5)	7.25%		$6,930	(5)	2.33	% (3)
Fixed to Variable	July 13, 2009	$3,980	(5)	7.50%		$3,980	(5)	2.33	% (3)
Interest Rate Cap	December 22, 2009	$13,400		4.50	% (4)	N/A		N/A
Interest Rate Cap	December 22, 2009	$12,750		4.50	% (4)	N/A		N/A

(1) Notional amount is tied to the The Exchange at Palm Bay bond payable and adjusts downwards as principal payments are made on the bond payable.

(2) Weighted average Bond Market Association rate for the three months ended December 31, 2004.

(3) Weighted average Bond Market Association rate for the three months ended December 31, 2004 plus 0.65%.

(4) Capped rate is tied to the weighted average Bond Market Association rate for the month.

(5) These are total return swaps

17. Net Income (Loss) Per Share (per BUC)

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computation are as follows (in thousands, except per share amounts):

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

	Year Ended December 31,
	2004	2003	2002
Income (loss) from continuing operations	$(8,795)	$4,361	$990
Income (loss) from discontinued operations	6,030	—	—

Net income (loss) available to common shareholders (basic)	(2,765)	4,361	990
Dividend equivalent rights	—	10	—

Net income (loss) available to common shareholders (diluted)	$(2,765)	$4,371	$990

Weighted average common shares outstanding - basic	8,243	5,074	5,023
Weighted average common stock equivalents	—	2	—
Weighted average common shares outstanding - diluted	8,243	5,076	5,023

Earnings per share - basic
Income (loss) from continuing operations	$(1.07)	$0.86	$0.19
Income (loss) from discontinued operations	0.73	—	—

Net income (loss)	$(0.34)	$0.86	$0.19

Earnings per share - diluted
Income (loss) from continuing operations	$(1.07)	$0.86	$0.19
Income (loss) from discontinued operations	0.73	—	—

Net income (loss)	$(0.34)	$0.86	$0.19

For the year ended December 31, 2002, there were no differences between basic and diluted net income per BUC as the Partnership did not have any stock options or other types of convertible securities. The computation of diluted EPS for the year ended December 31, 2004 excluded 30,000 outstanding stock options because the effect of these securities would have been anti-dilutive as the Company incurred a net loss for the year.

18. Employee Benefit Plans

With the acquisition of certain employment agreements from America First Properties, the Company acquired the associated defined contribution plan on November 8, 2004. The America First PM Group, Inc. 401(k) Plan (the “plan”) is a defined contribution plan that satisfies the requirements of Section 401(a) of the Internal Revenue Code. Eligible employees may contribute 1% to 15% of their annual compensation to the Plan, limited to maximum annual amount as set by the Internal Revenue Service. The Company matches contributions to the Plan of $0.25 for each $1.00 contributed up to 15% of the participant’s compensation. All matching contributions vest immediately. In addition, each year the Company may make additional discretionary, qualified non-elective employer contributions to the Plan. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. The Company’s matching contribution to this plan was $10,000, $0, and $0 for the years ended December 31, 2004, 2003, and 2002 respectively. There were no discretionary, qualified non-elective contributions for the years ended December 31, 2004, 2003, and 2002. The plan is funded on a current basis.

Effective January 1, 2005, the Plan was amended and restated essentially under the same terms.

19. Discontinued Operations

On June 25, 2004, the Company entered into a purchase and sale agreement to sell the property commonly referred to as The Glades Apartments. The Glades Apartments was sold for a total sales price of $20.0 million which consisted of cash and debt assumed by the buyer. The net cash proceeds to the Company were

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

approximately $11.1 million, net of closing costs of approximately $149,000. The total debt assumed by the buyer was approximately $8.8 million. A gain on the sale of this property was realized upon the closing of the transaction on December 15, 2004 in the amount of $6.0 million.

This property was acquired as a result of the AFREZ merger therefore the results of operations are reflected from the merger date of June 3, 2004 to December 31, 2004 (in thousands):

Rental income	$1,480
Real estate operating expenses	758
Depreciation expense	231

Income from discontinued rental operations	491

Interest expense	103
Amortization expense — in-place lease intangibles	331

Other expenses	434

Income from discontinued operations before gain on sale	57
Gain on sale	5,973

Income from discontinued operations	$6,030

20. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67”. This Statement amends SFAS No. 66, “Accounting for Sales of Real Estate” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This Statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” to specify that guidance relating to (a) incidental operations (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for fiscal years beginning after June 15, 2005. The Company does not believe SFAS No. 152 will have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets an amendment of APB No. 29”. This Statement amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. This Statement requires that an entity record a non-monetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. This Statement is effective for fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize the expense associated with the grant-date fair value of stock options and other equity based compensation issued to employees. The Company currently recognizes expense on equity based compensation in accordance with SFAS No. 123, as revised.

`

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

21. Summary of Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth
Year Ended December 31, 2004	Quarter	Quarter	Quarter	Quarter
Total income	$6,128	$8,157	$11,799	$10,217
Total expenses	(6,109)	(8,358)	(13,147)	(17,482)

Income (loss) from continuing operations	19	(201)	(1,348)	(7,265)

Income from discontinued operations	—	—	—	6,030

Net income (loss)	$19	$(201)	$(1,348)	$(1,235)

Income (loss) from continuing operations, basic and diluted, per share	—	(0.03)	(0.13)	(0.69)
Income from discontinued operations, basic and diluted, per share	—	—	—	0.57
Net income, basic and diluted, per share	$—	$(0.03)	$(0.13)	$(0.12)

	First	Second	Third	Fourth
Year Ended December 31, 2003	Quarter	Quarter	Quarter	Quarter
Total income	$6,156	$10,592	$6,052	$6,098
Total expenses	(5,986)	(6,070)	(6,265)	(6,216)

Net income (loss)	$170	$4,522	$(213)	$(118)
Net income, basic and diluted, per share	$0.03	$0.89	$0.04	$0.02

22. Segment Reporting

The Company’s reportable segments consist of: (i) its multifamily apartment properties; (ii) its commercial property; and (iii) its investment in Agency Securities.

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

The Company assesses the performance of its investment in Agency Securities by calculating its net interest income earned on these securities. Net interest income is calculated as Agency Securities interest income, less premium amortization, less interest expense incurred on the financing used to acquire these securities. All of the

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Company’s Agency Securities are combined into one reportable segment for this purpose (the Company did not have this segment for year 2002).

The accounting policies of each of the Company’s segments are described in Note 2.

The revenues, net operating income, net income and total assets for the Company’s reportable segments as of and for the years ended December 31, 2004, 2003 and 2002 are summarized as follows (in thousands):

	2004	2003	2002
Multifamily real estate segment revenues	$34,476	$23,453	$24,206
Rental income from commercial property	843	670	656

Consolidated rental income	$35,319	$24,123	$24,862

Net operating income from multifamily real estate segment	$14,891	$10,093	$11,019

Reconciling items:
Depreciation expense	(6,733)	(4,767)	(4,731)
Other expenses	(8,012)	(4,282)	(4,298)

Net income from multifamily real estate segment	$146	$1,044	$1,990

Reconciling items:
Net operating income from commercial property	644	485	450
Agency backed securities net interest income	770	42	—
Other income	212	4,700	323
Other expenses	(10,421)	(1,910)	(1,773)

Net income (loss)	$(8,795)	$4,361	$990

Multifamily real estate segment assets	$232,709	$119,229	$124,687

Reconciling items:
Commercial property real estate assets	2,881	2,517	2,850
Investment in mortgage-backed securities	26,192	36,027	—
Other assets	35,615	9,119	9,318

Consolidated assets	$297,397	$166,892	$136,855

The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company’s consolidated revenues.

Schedule III

AMERICA FIRST APARTMENT INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

							Costs Capitalized
					Initial Cost		Subsequent
Description					to Company		to Acquisition
						Building	Building
		Number				and	and
Property Name	Location	of Units	Encumbrances		Land	Improvements	Improvements
Arbor Hills	Antioch, TN	548	(a	)	$4,400,000	$25,336,326	$—
Belvedere Apartments	Naples, FL	162	(a	)	956,326	8,271,406	66,722
Bluff Ridge Apartments	Jacksonville, NC	108			203,050	3,501,391	—
Brentwood Oaks Apartments	Nashville, TN	262	(a	)	2,000,000	9,836,737	—
Coral Point Apartments	Mesa, AZ	336	(a	)	2,240,000	8,960,000	243,829
Covey at Fox Valley	Aurora, IL	216	(a	)	1,320,000	10,028,337	470,767
Delta Crossing	Charlotte, NC	178			800,000	5,031,386	—
Elliot’s Crossing Apartments	Tempe, AZ	247	(a	)	1,301,063	9,694,087	9,396
The Exchange at Palm Bay	Palm Bay, FL	72,002	(a	)	1,296,003	2,483,231	2,350,466
Fox Hollow Apartments	High Point, NC	184	(a	)	1,000,000	5,045,492	102,525
Greenbriar Apartments	Tulsa, OK	120	(a	)	648,000	3,673,383	120,522
Highland Park Apartments	Columbus, OH	252	(a	)	1,562,250	6,206,883	111,864
The Hunt Apartments	Oklahoma City, OK	216	(a	)	550,000	7,069,306	(8,610)
Huntsview Apartments	Greensboro, NC	240	(a	)	1,844,500	6,575,966	13,645
Jackson Park Place Apartments	Fresno, CA	296	(a	)	1,400,000	10,709,534	191,084
Lakes of Northdale Apartments	Tampa, FL	216	(a	)	1,552,517	8,390,048	63,744
Littlestone of Village Green	Gallatin, TN	200	(a	)	621,340	9,942,189	39,057
Misty Springs Apartments	Daytona Beach, FL	128	(a	)	741,587	3,826,576	3,987
Monticello Apartments	Southfield, MI	106	(a	)	565,384	5,274,104	8,450
Oakhurst Apartments	Ocala, FL	214	(a	)	846,621	8,380,705	38,665
Oakwell Farms Apartments	Nashville, TN	414	(a	)	1,946,000	15,758,907	423,766
Park at Countryside	Port Orange, FL	120	(a	)	647,000	2,616,648	(9,635)
The Park at 58 Apartments	Chattanooga, TN	196	(a	)	231,113	4,122,226	148,312
Park Trace Apartments	Norcross, GA	260	(a	)	2,246,000	11,789,810	98,614
The Ponds at Georgetown	Ann Arbor, MI	134	(a	)	652,700	6,821,775	24,201
The Retreat	Atlanta, GA	226	(a	)	1,800,000	7,315,697	85,244
St. Andrews at Westwood Apartments	Orlando, FL	259	(a	)	1,617,200	14,262,540	(23,216)
Shelby Heights	Bristol, TN	100	(a	)	175,000	2,952,846	—
Waterman’s Crossing	Newport News, VA	260	(a	)	1,620,482	12,717,195	8,684
Waters Edge Apartments	Lake Villa, IL	108	(a	)	486,000	4,601,022	19,630

					$37,270,136	$241,195,753	$4,601,713

(a) Property is encumbered as described in Note 6 to the Consolidated Financial Statements.

		Building
		and		Accumulated	Date of	Date	Depreciation
Property Name	Land	Improvements	Total(d) , (e)	Depreciation(f)	Construction	Acquired	Life
Arbor Hills	$4,400,000	$25,336,326	$29,736,326	$—	1988	2004	27.5 years
Belvedere Apartments	956,326	8,338,128	9,294,454	1,249,280	1985	2000	27.5 years
Bluff Ridge Apartments	203,050	3,501,391	3,704,441	74,272	1988	2004	40 years
Brentwood Oaks Apartments	2,000,000	9,836,737	11,836,737	208,651	1986	2004	27.5 years
Coral Point Apartments	2,240,000	9,203,829	11,443,829	4,422,429	1987	1991	27.5 years
Covey at Fox Valley	1,320,000	10,499,104	11,819,104	6,178,674	1989	1989	27.5 years
Delta Crossing	800,000	5,031,386	5,831,386	106,726	1989	2004	27.5 years
Elliot’s Crossing Apartments	1,301,063	9,703,483	11,004,546	205,492	1987	2004	27.5 years
The Exchange at Palm Bay	1,296,003	4,833,697	6,129,700	3,666,017	1988	1990	31.5 years
Fox Hollow Apartments	1,000,000	5,148,017	6,148,017	112,722	1989	2004	40 years
Greenbriar Apartments	648,000	3,793,905	4,441,905	832,289	1985	1998	27.5 years
Highland Park Apartments	1,562,250	6,318,747	7,880,997	137,639	1987	2004	40 years
The Hunt Apartments	550,000	7,060,696	7,610,696	1,559,762	1984	1998	27.5 years
Huntsview Apartments	1,844,500	6,589,611	8,434,111	139,573	1987	2004	27.5 years
Jackson Park Place Apartments	1,400,000	10,900,618	12,300,618	3,107,946	1985	1997	27.5 years
Lakes of Northdale Apartments	1,552,517	8,453,792	10,006,309	177,971	1985	2004	27.5 years
Littlestone of Village Green	621,340	9,981,246	10,602,586	2,448,805	1987	1998	27.5 years
Misty Springs Apartments	741,587	3,830,563	4,572,150	82,063	1989	2004	40 years
Monticello Apartments	565,384	5,282,554	5,847,938	111,875	1988	2004	40 years
Oakhurst Apartments	846,621	8,419,370	9,265,991	1,255,693	1985	2000	27.5 years
Oakwell Farms Apartments	1,946,000	16,182,673	18,128,673	3,341,302	1986	1999	27.5 years
Park at Countryside	647,000	2,607,013	3,254,013	761,767	1983	1996	27.5 years
The Park at 58 Apartments	231,113	4,270,538	4,501,651	1,921,326	1987	1991	27.5 years
Park Trace Apartments	2,246,000	11,888,424	14,134,424	3,092,594	1988	1997	27.5 years
The Ponds at Georgetown	652,700	6,845,976	7,498,676	145,229	1988	2004	40 years
The Retreat	1,800,000	7,400,941	9,200,941	2,074,996	1985	1997	27.5 years
St. Andrews at Westwood	—
Apartments	1,617,200	14,239,324	15,856,524	3,260,080	1989	1998	27.5 years
Shelby Heights	175,000	2,952,846	3,127,846	1,493,313	1987	1991	27.5 years
Waterman’s Crossing	1,620,482	12,725,879	14,346,361	289,458	1989	2004	40 years
Waters Edge Apartments	486,000	4,620,652	5,106,652	108,768	1988	2004	40 years

	$37,270,136	$245,797,466	$283,067,602	$42,566,712

(d) Reconciliation of Real Estate:

	2004	2003	2002
Balance — beginning of year	$150,591,081	$150,182,234	$149,519,602
Acquisition of real estate	145,592,184	—	—
Disposition of real estate	(14,287,472)	—	—
Improvements	1,171,811	408,847	662,632

Balance — end of year	$283,067,604	$150,591,081	$150,182,234

(e) As of December 31, 2004, the aggregate cost of the Company’s investment in real estate for Federal income tax purposes amounted to $278,650,492.

(f) Reconciliation of Accumulated Depreciation:

	2004	2003	2002
Balance — beginning of year	$35,692,845	$30,691,556	$25,727,505
Depreciation on disposed properties	(231,018)	—	—
Depreciation	7,104,885	5,001,289	4,964,051

Balance — end of year	$42,566,712	$35,692,845	$30,691,556

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA FIRST APARTMENT INVESTORS, INC.
Date: March 21, 2005	/s/ John H. Cassidy
John H. Cassidy
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 21, 2005	By /s/ Michael B. Yanney*
Michael B. Yanney,
Chairman of the Board and Director

Date: March 21, 2005	By /s/ John H. Cassidy
John H. Cassidy,
President and Chief Executive Officer

Date: March 21, 2005	By /s/ Michael J. Draper
Michael J. Draper,
Chief Financial Officer

Date: March 21, 2005	By /s/ George J. Behringer*
George J. Behringer,
Director

Date: March 21, 2005	By /s/ George V. Janzen*
George V. Janzen,
Director

Date: March 21, 2005	By /s/ George H. Krauss*
George H. Krauss,
Director

Date: March 21, 2005	By /s/ Gregor Medinger*
Gregor Medinger,
Director

Date: March 21, 2005	By /s/ Lisa Y. Roskens*
Lisa Y. Roskens,
Director

Date: March 21, 2005	By /s/ Steven W. Seline*
Steven W. Seline,
Director

*By Michael J. Draper, Attorney in Fact

/s/ Michael J. Draper
     Michael J. Draper