Form 10-K/A
period 2004-12-31
AMERICA FIRST APARTMENT INVESTORS INC
filed 2005-05-04
CIK 1175167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(Mark One)

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

PART IV
Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
Consent of Independent Registered Public Accounting Firm
Consent of Independent Registered Public Accounting Firm
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of America First Apartment Investors, Inc. (the “Company”) for the year ended December 31, 2004 which was filed on March 21, 2005 (the “Original Report”). This Amendment is being filed in order to reflect the correct date of KPMG LLP’s audit opinion included in Item 15 of the Original Report. This Amendment does not amend the Company’s audited financial statements or any other information contained in the originally filed 10-K except for this item.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements. The following financial statements of the Company are included in response to Item 8 of this report:

Reports of Independent Registered Public Accounting Firms.

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

     10.11 Asset Purchase Agreement by and between America First PM Group, Inc., America First Properties Management Company, L.L.C. and America First Companies, L.L.C., dated November 8, 2004 (incorporated by reference to Form 10-K dated December 31, 2004 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, Inc. (Commission File No. 000-49986)).

     21. Subsidiaries of the Company (incorporated by reference to Form 10-K dated December 31, 2004 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, Inc. (Commission File No. 000-49986)).

     23.1 Consent of Independent Registered Public Accounting Firm

     23.2 Consent of Independent Registered Public Accounting Firm

     24. Powers of Attorney (incorporated by reference to Form 10-K dated December 31, 2004 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, Inc. (Commission File No. 000-49986))

     31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
March 15, 2004

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2004	2003	2002
Rental income	$35,319	$24,123	$24,862
Real estate operating expenses	(19,879)	(13,022)	(12,867)
Depreciation expense	(6,891)	(5,001)	(4,964)

Real estate operating margin	8,549	6,100	7,031

Other income
Interest income on cash and cash equivalents and agency securities and dividend income	770	331	317
Gain on Jefferson Place subordinate note	—	4,444	—
Gain on sales of corporate equity securities	212	—	—

Other income	982	4,775	317

Other expenses
Interest expense	5,699	4,316	4,324
General and administrative expenses	3,997	1,910	1,773
Amortization expense — in-place lease intangibles	2,466	—	—
Amortization expense — debt financing costs	253	288	261
Property management internalization expense	5,911	—	—

Other expenses	18,326	6,514	6,358

Income (loss) from continuing operations	(8,795)	4,361	990

Income from discontinued operations (including gain on sale of $5,973)	6,030	—	—

Net income (loss)	$(2,765)	$4,361	$990

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on securities	(556)	615	(15)

Comprehensive income (loss)	$(3,321)	$4,976	$975

Income (loss) from continuing operations, basic and diluted, per share (per BUC in 2002)	$(1.07)	$0.86	$0.19

Income from discontinued operations, basic and diluted, per share (per BUC in 2002)	$0.73	$—	$—

Net income (loss), basic and diluted, per share (per BUC in 2002)	$(0.34)	$0.86	$0.19

Dividends (distributions in 2002) declared per share (per BUC in 2002)	$1.00	$1.00	$1.00

Weighted average number of shares outstanding - basic (BUCs in 2002)	8,243	$5,074	5,023

Weighted average number of shares outstanding - diluted (BUCs in 2002)	8,243	$5,076	5,023

(1)	Net income from continuting operations and net income allocated to the general partner and the BUC holders was $60 and $930, respectively for the year ended December 31, 2002.

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company allocates the purchase price of property acquisitions to the acquired tangible assets, including land, buildings and identifiable assets based on the fair value of the those assets and liabilities. Identifiable intangible assets include the value of in-place leases.

The fair value of the tangible assets is determined based on the assumptions that the building is vacant. In-place lease intangibles arise as a result of the allocation of the total acquisition costs whereby the Company allocates a portion of the total acquisition cost of a property acquired to leases in existence as of the date of acquisition. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow realized at each property during the estimated lease-up period it would take to lease these properties. This allocated cost is amortized over the average remaining term of the leases (approximately twelve months).

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	For the	For the
	Year Ended	Year Ended
	Dec. 31, 2004	Dec. 31, 2003
Total rental income	$45,636	$43,680

Net income	$144	$7,677

Net income per share, basic and diluted	$0.01	$0.73

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investments in Real Estate

The Company’s investments in real estate as of December 31, 2004 are comprised of the following (in thousands):

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					Building	Carrying	Carrying
		Number			and	Value at	Value at
Property Name	Location	of Units		Land	Improvements	Dec. 31, 2004	Dec. 31, 2003
Arbor Hills (1)	Antioch, TN	548		$4,400	$25,336	$29,736	$—
Belvedere Apartments (1)	Naples, FL	162		956	8,338	9,294	9,299
Bluff Ridge Apartments	Jacksonville, NC	108		203	3,501	3,704	—
Brentwood Oaks Apartments (1)	Nashville, TN	262		2,000	9,837	11,837	—
Coral Point Apartments (1)	Mesa, AZ	337		2,240	9,204	11,444	11,335
Covey at Fox Valley (1)	Aurora, IL	216		1,320	10,499	11,819	11,640
Delta Crossing	Charlotte, NC	178		800	5,031	5,831	—
Elliot’s Crossing Apartments (1)	Tempe, AZ	247		1,301	9,703	11,004	—
Fox Hollow Apartments (1)	High Point, NC	184		1,000	5,148	6,148	—
Greenbriar Apartments (1)	Tulsa, OK	120		648	3,794	4,442	4,410
Highland Park Apartments (1)	Columbus, OH	252		1,562	6,319	7,881	—
The Hunt Apartments (1)	Oklahoma City, OK	216		550	7,061	7,611	7,641
Huntsview Apartments (1)	Greensboro, NC	240		1,845	6,590	8,435	—
Jackson Park Place Apartments (1)	Fresno, CA	296		1,400	10,901	12,301	12,291
Lakes of Northdale Apartments (1)	Tampa, FL	216		1,553	8,454	10,007	—
Littlestone of Village Green (1)	Gallatin, TN	200		621	9,981	10,602	10,551
Misty Springs Apartments (1)	Daytona Beach, FL	128		742	3,831	4,573	—
Monticello Apartments (1)	Southfield, MI	106		565	5,283	5,848	—
Oakhurst Apartments (1)	Ocala, FL	214		847	8,419	9,266	9,256
Oakwell Farms Apartments (1)	Nashville, TN	414		1,946	16,183	18,129	18,125
Park at Countryside (1)	Port Orange, FL	120		647	2,607	3,254	3,274
The Park at 58 Apartments (1)	Chattanooga, TN	196		231	4,270	4,501	4,456
Park Trace Apartments (1)	Norcross, GA	260		2,246	11,888	14,134	14,107
The Ponds at Georgetown (1)	Ann Arbor, MI	134		653	6,846	7,499	—
The Retreat (1)	Atlanta, GA	226		1,800	7,401	9,201	9,153
St. Andrews at Westwood (1)	Orlando, FL	259		1,617	14,239	15,856	15,900
Shelby Heights (1)	Bristol, TN	100		175	2,953	3,128	3,128
Waterman’s Crossing (1)	Newport News, VA	260		1,620	12,726	14,346	—
Waters Edge Apartments	Lake Villa, IL	108		486	4,621	5,107	—
The Exchange at Palm Bay (1)	Palm Bay, FL	72,002	(2)	1,296	4,834	6,130	6,025

						283,068	150,591
Less accumulated depreciation						(42,567)	(35,693)

Balance at end of year						$240,501	$114,898

(1)	Property is encumbered as described in Note 8.

(2)	This is an office/warehouse facility. The figure represents square feet available for lease to tenants.

Reconciliation of the carrying value of the investment in real estate is as follows (in thousands):

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002
Balance at beginning of year	$114,898	$119,490	$123,791
Merger of properties	115,856	—	—
Disposition of Glades	(14,056)	—	—
Acquistion of Arbor Hills	29,736	—	—
Capital improvements	1,172	409	663
Depreciation	(7,105)	(5,001)	(4,964)

Balance at end of year	$240,501	$114,898	$119,490

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Effective				Carrying Amount
	Interest	Maturity	Payment and	Annual	December 31,
Collateral	Rate	Date	Prepayment or Redemption Terms	Payments	2004	2003
Bonds Payable:
Coral Point and St. Andrews at Westwood Apartments	4.96%	03/01/2008	Semiannual payment of interest due each March 1 and September 1. Prepayable at par + 1% in March 2006.	interest only	$13,090	$13,090

Covey at Fox Valley and Park Trace Apartments	5.30%	11/01/2007	Semiannual payment of interest due each May 1 and November 1. Prepayable at par + 1% in March 2006. Prepayable at par in March 2007.	interest only	12,410	12,410

Brentwood Oaks Apartments	2.18%(1)	07/15/2031	Monthly payment of interest due on the 12th of each month. Prepayable at anytime	interest only	11,320	—

Lakes of Northdale Apartments	2.57%(2)	05/15/2012	Monthly payment of interest due on the 11th of each month. Prepayable at anytime	interest only	9,610	—

Jackson Park Place	5.80%	12/01/2027	Monthly payment of principal and interest due the 1st of each month. Prepayable at par in November 2007.	$599	7,596	7,750

The Hunt Apartments	3.30%(3)	07/01/2029	Semiannual payment of interest due each Jan. 1 and July 1. Prepayable at anytime.	interest only	6,930	6,930

Oakhurst Apartments	2.33%(4)	12/01/2007	Semiannual payment of interest due each June 1 and Dec. 1. Prepayable at par since December 2003.	interest only	5,300	5,300

The Exchange at Palm Bay	2.33%(4)	11/01/2010	Monthly payment of principal and interest due the 25th of each month. Prepayable at par in December 2005.	$499	5,153	5,256

Belvedere Apartments	2.33%(4)	12/01/2007	Semiannual payment of interest due each June 1 and Dec. 1. Prepayable at par since December 2003.	interest only	4,800	4,800

Greenbriar Apartments	3.30%(3)	07/01/2029	Semiannual payment of interest due each Jan. 1 and July 1. Prepayable at anytime.	interest only	3,980	3,980

Shelby Heights and Park at Countryside	6.10%	03/01/2022	Semiannual payment of principal and/or interest due each March 1 and September 1. Prepayable at par + 1% in March 2007.	range from $266 to $276	2,855	2,990

Arbor Hills	2.65%(6)	12/01/2025	Monthly payment of interest due the 1st of each month. Prepayable at anytime.	interest only	26,150	—

The Park at Fifty Eight	6.65%	03/01/2021	Semiannual payment of principal and/or interest due each March 1 and September 1. Prepayable at par + 1% in March 2006.	range from $220 to $225	2,255	2,325

					$111,449	$64,831

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Effective				Carrying Amount
	Interest	Maturity	Payment and	Annual	December 31,
Collateral	Rate	Date	Prepayment or Redemption Terms	Payments	2004	2003
Mortgage Notes Payable:
Oakwell Farms Apartments	6.935%	05/01/2009	Monthly payment of principal and interest due the 1st of each month. Prepayment allowed with 30 days notice and premium	$1,029	12,097	12,280

Waterman’s Crossing	5.52%	11/01/2012	Monthly payment of principal and interest due on the 1st of each month. Prepayment allowed with 30 days notice	$790	10,859	—

Elliot’s Crossing Apartments	2.82% (5)	02/01/2014	Semiannual payment of interest due each April 1 and October 1. Prepayable at par +1.5% in April 2009	$540	8,140	—

Huntsview Apartments	5.83%	01/01/2012	Monthly payment of principal and interest due on the 1st of each month. Prepayment allowed with 30 days notice	$509	7,112	—

Highland Park Apartments	4.69%	09/01/2013	Monthly payment of principal and interest due on the 1st of each month. Prepayment allowed with 30 days notice	$435	6,502	—

Fox Hollow Apartments	6.91%	03/01/2011	Monthly payment of principal and interest due on the 1st of each month. Prepayment allowed with 30 days notice	$493	6,043	—

Littlestone at Village Green	7.68%	09/15/2005	Monthly payment of principal and interest due the 15th of each month. Prepayment allowed with 30 days notice and premium.	$543	4,948	5,104

				$55,701	$17,384

				$167,150	$82,215

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Borrowings under Repurchase Agreements

The Company has financed the acquisition of its Agency Securities through short-term repurchase agreements. Borrowings under repurchase agreements as of December 31, 2004 and 2003 consisted of the following (dollars in thousands):

	Interest	Maturity		Carrying Amount
Collateral	Rate	Date	Payment Schedule	Dec. 31, 2004	Dec. 31, 2003
Repurchase agreements collateralized by agency securities:
FNMA Pool #759197	2.36%	09/13/2005	Interest payments and principal due at maturity	$16,400	$20,668

FNMA Pool #670676	1.99%	04/25/2005	Interest payments and principal due at maturity	4,500	12,344
				20,900	33,012
Other repurchase agreements:
The Ponds at Georgetown GNMA Certificate	2.42%	06/28/2005	Interest payments due quarterly, principal due at maturity	6,975	—

				$27,875	$33,012

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

15. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents, restricted cash, investment in Agency Securities, investments in corporate equity securities, accounts payable, dividend (distribution) payable and borrowings under repurchase agreements: Fair value approximates the carrying value of such assets and liabilities due to their accounting policy and/or short-term nature.

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

As of December 31, 2004, the Company had entered into seven interest rate swap agreements and two interest rate cap agreements, with notional amounts and terms as follows (dollars in thousands):

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Interest Rate Swaps and Caps
		Counterparty				Company
		Notional		Receive/		Notional		Pay
	Maturity	Amount		Cap Rate		Amount		Rate
Fixed to Variable	December 6, 2006	$4,800	(5)	7.00%		$4,800	(5)	2.33	%(3)
Fixed to Variable	December 6, 2006	$5,300	(5)	7.125%		$5,300	(5)	2.33	%(3)
Fixed to Variable	December 6, 2006	$5,179	(1)(5)	7.75%		$5,179	(1) (5)	2.33	%(3)
Variable to Fixed	February 3, 2009	$8,100		1.68	%(2)	$8,100		2.82%
Variable to Fixed	June 25, 2009	$10,910		1.68	%(2)	$10,910		3.30%
Fixed to Variable	July 13, 2009	$6,930	(5)	7.25%		$6,930	(5)	2.33	%(3)
Fixed to Variable	July 13, 2009	$3,980	(5)	7.50%		$3,980	(5)	2.33	%(3)
Interest Rate Cap	December 22, 2009	$13,400		4.50	%(4)	N/A		N/A
Interest Rate Cap	December 22, 2009	$12,750		4.50	%(4)	N/A		N/A

(1)	Notional amount is tied to the The Exchange at Palm Bay bond payable and adjusts downwards as principal payments are made on the bond payable.

(2)	Weighted average Bond Market Association rate for the three months ended December 31, 2004.

(3)	Weighted average Bond Market Association rate for the three months ended December 31, 2004 plus 0.65%.

(4)	Capped rate is tied to the weighted average Bond Market Association rate for the month.

(5)	These are total return swaps.

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2004	2003	2002
Income (loss) from continuing operations	$(8,795)	$4,361	$990
Income (loss) from discontinued operations	6,030	—	—

Net income (loss) available to common shareholders (basic)	(2,765)	4,361	990
Dividend equivalent rights	—	10	—

Net income (loss) available to common shareholders (diluted)	$(2,765)	$4,371	$990

Weighted average common shares outstanding — basic	8,243	5,074	5,023
Weighted average common stock equivalents	—	2	—
Weighted average common shares outstanding — diluted	8,243	5,076	5,023

Earnings per share — basic
Income (loss) from continuing operations	$(1.07)	$0.86	$0.19
Income (loss) from discontinued operations	0.73	—	—

Net income (loss)	$(0.34)	$0.86	$0.19

Earnings per share — diluted
Income (loss) from continuing operations	$(1.07)	$0.86	$0.19
Income (loss) from discontinued operations	0.73	—	—

Net income (loss)	$(0.34)	$0.86	$0.19

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

This property was acquired as a result of the AFREZ merger therefore the results of operations are reflected from the merger date of June 3, 2004 to December 31, 2004 (in thousands):

Rental income	$1,480
Real estate operating expenses	758
Depreciation expense	231

Income from discontinued rental operations	491

Interest expense	103
Amortization expense — in-place lease intangibles	331

Other expenses	434

Earnings from discontinued operations before gain on sale	57
Gain on sale	5,973

Earnings from discontinued operations	$6,030

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

associated with the grant-date fair value of stock options and other equity based compensation issued to employees. The Company currently recognizes expense on equity based compensation in accordance with SFAS No. 123, as revised.

21. Summary of Quarterly Results of Operations (Unaudited)

Summary of Unaudited Quarterly Results of Operations

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2004
Total income	$6,128	$8,157	$11,799	$10,217
Total expenses	(6,109)	(8,358)	(13,147)	(17,482)

Income (loss) from continuing operations	19	(201)	(1,348)	(7,265)

Income from discontinued operations	—	—	—	6,030

Net income (loss)	$19	$(201)	$(1,348)	$(1,235)

Income (loss) from continuing operations, basic and diluted, per share	—	(0.03)	(0.13)	(0.69)
Income from discontinued operations, basic and diluted, per share	—	—	—	0.57
Net income, basic and diluted, per share	$—	$(0.03)	$(0.13)	$(0.12)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2003
Total income	$6,156	$10,592	$6,052	$6,098
Total expenses	(5,986)	(6,070)	(6,265)	(6,216)

Net income (loss)	$170	$4,522	$(213)	$(118)

Net income, basic and diluted, per share	$0.03	$0.89	$(0.04)	$(0.02)

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company assesses the performance of its investment in Agency Securities by calculating its net interest income earned on these securities. Net interest income is calculated as Agency Securities interest income, less premium amortization, less interest expense incurred on the financing used to acquire these securities. All of the Company’s Agency Securities are combined into one reportable segment for this purpose (the Company did not have this segment for year 2002).

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

Schedule III

AMERICA FIRST APARTMENT INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

						Costs Capitalized
				Initial Cost		Subsequent
Description				to Company		to Acquisition
					Building	Building
		Number			and	and
Property Name	Location	of Units	Encumbrances	Land	Improvements	Improvements
Arbor Hills	Antioch, TN	548	(a)	$4,400,000	$25,336,326	$—
Belvedere Apartments	Naples, FL	162	(a)	956,326	8,271,406	66,722
Bluff Ridge Apartments	Jacksonville, NC	108		203,050	3,501,391	—
Brentwood Oaks Apartments	Nashville, TN	262	(a)	2,000,000	9,836,737	—
Coral Point Apartments	Mesa, AZ	336	(a)	2,240,000	8,960,000	243,829
Covey at Fox Valley	Aurora, IL	216	(a)	1,320,000	10,028,337	470,767
Delta Crossing	Charlotte, NC	178		800,000	5,031,386	—
Elliot’s Crossing Apartments	Tempe, AZ	247	(a)	1,301,063	9,694,087	9,396
The Exchange at Palm Bay	Palm Bay, FL	72,002	(a)	1,296,003	2,483,231	2,350,466
Fox Hollow Apartments	High Point, NC	184	(a)	1,000,000	5,045,492	102,525
Greenbriar Apartments	Tulsa, OK	120	(a)	648,000	3,673,383	120,522
Highland Park Apartments	Columbus, OH	252	(a)	1,562,250	6,206,883	111,864
The Hunt Apartments	Oklahoma City, OK	216	(a)	550,000	7,069,306	(8,610)
Huntsview Apartments	Greensboro, NC	240	(a)	1,844,500	6,575,966	13,645
Jackson Park Place Apartments	Fresno, CA	296	(a)	1,400,000	10,709,534	191,084
Lakes of Northdale Apartments	Tampa, FL	216	(a)	1,552,517	8,390,048	63,744
Littlestone of Village Green	Gallatin, TN	200	(a)	621,340	9,942,189	39,057
Misty Springs Apartments	Daytona Beach, FL	128	(a)	741,587	3,826,576	3,987
Monticello Apartments	Southfield, MI	106	(a)	565,384	5,274,104	8,450
Oakhurst Apartments	Ocala, FL	214	(a)	846,621	8,380,705	38,665
Oakwell Farms Apartments	Nashville, TN	414	(a)	1,946,000	15,758,907	423,766
Park at Countryside	Port Orange, FL	120	(a)	647,000	2,616,648	(9,635)
The Park at 58 Apartments	Chattanooga, TN	196	(a)	231,113	4,122,226	148,312
Park Trace Apartments	Norcross, GA	260	(a)	2,246,000	11,789,810	98,614
The Ponds at Georgetown	Ann Arbor, MI	134	(a)	652,700	6,821,775	24,201
The Retreat	Atlanta, GA	226	(a)	1,800,000	7,315,697	85,244
St. Andrews at Westwood Apartments	Orlando, FL	259	(a)	1,617,200	14,262,540	(23,216)
Shelby Heights	Bristol, TN	100	(a)	175,000	2,952,846	—
Waterman’s Crossing	Newport News, VA	260	(a)	1,620,482	12,717,195	8,684
Waters Edge Apartments	Lake Villa, IL	108	(a)	486,000	4,601,022	19,630

				$37,270,136	$241,195,753	$4,601,713

(a)	Property is encumbered as described in Note 6 to the Consolidated Financial Statements.

		Building
		and		Accumulated	Date of	Date	Depreciation
Property Name	Land	Improvements	Total(d),(e)	Depreciation (f)	Construction	Acquired	Life
Arbor Hills	$4,400,000	$25,336,326	$29,736,326	$—	1988	2004	27.5 years
Belvedere Apartments	956,326	8,338,128	9,294,454	1,249,280	1985	2000	27.5 years
Bluff Ridge Apartments	203,050	3,501,391	3,704,441	74,272	1988	2004	40 years
Brentwood Oaks Apartments	2,000,000	9,836,737	11,836,737	208,651	1986	2004	27.5 years
Coral Point Apartments	2,240,000	9,203,829	11,443,829	4,422,429	1987	1991	27.5 years
Covey at Fox Valley	1,320,000	10,499,104	11,819,104	6,178,674	1989	1989	27.5 years
Delta Crossing	800,000	5,031,386	5,831,386	106,726	1989	2004	27.5 years
Elliot’s Crossing Apartments	1,301,063	9,703,483	11,004,546	205,492	1987	2004	27.5 years
The Exchange at Palm Bay	1,296,003	4,833,697	6,129,700	3,666,017	1988	1990	31.5 years
Fox Hollow Apartments	1,000,000	5,148,017	6,148,017	112,722	1989	2004	40 years
Greenbriar Apartments	648,000	3,793,905	4,441,905	832,289	1985	1998	27.5 years
Highland Park Apartments	1,562,250	6,318,747	7,880,997	137,639	1987	2004	40 years
The Hunt Apartments	550,000	7,060,696	7,610,696	1,559,762	1984	1998	27.5 years
Huntsview Apartments	1,844,500	6,589,611	8,434,111	139,573	1987	2004	27.5 years
Jackson Park Place Apartments	1,400,000	10,900,618	12,300,618	3,107,946	1985	1997	27.5 years
Lakes of Northdale Apartments	1,552,517	8,453,792	10,006,309	177,971	1985	2004	27.5 years
Littlestone of Village Green	621,340	9,981,246	10,602,586	2,448,805	1987	1998	27.5 years
Misty Springs Apartments	741,587	3,830,563	4,572,150	82,063	1989	2004	40 years
Monticello Apartments	565,384	5,282,554	5,847,938	111,875	1988	2004	40 years
Oakhurst Apartments	846,621	8,419,370	9,265,991	1,255,693	1985	2000	27.5 years
Oakwell Farms Apartments	1,946,000	16,182,673	18,128,673	3,341,302	1986	1999	27.5 years
Park at Countryside	647,000	2,607,013	3,254,013	761,767	1983	1996	27.5 years
The Park at 58 Apartments	231,113	4,270,538	4,501,651	1,921,326	1987	1991	27.5 years
Park Trace Apartments	2,246,000	11,888,424	14,134,424	3,092,594	1988	1997	27.5 years
The Ponds at Georgetown	652,700	6,845,976	7,498,676	145,229	1988	2004	40 years
The Retreat	1,800,000	7,400,941	9,200,941	2,074,996	1985	1997	27.5 years
St. Andrews at Westwood Apartments	1,617,200	14,239,324	15,856,524	3,260,080	1989	1998	27.5 years
Shelby Heights	175,000	2,952,846	3,127,846	1,493,313	1987	1991	27.5 years
Waterman’s Crossing	1,620,482	12,725,879	14,346,361	289,458	1989	2004	40 years
Waters Edge Apartments	486,000	4,620,652	5,106,652	108,768	1988	2004	40 years

	$37,270,136	$245,797,466	$283,067,602	$42,566,712

(d)	Reconciliation of Real Estate:

	2004	2003	2002
Balance — beginning of year	$150,591,081	$150,182,234	$149,519,602
Acquisition of real estate	145,592,184	—	—
Disposition of real estate	(14,287,472)	—	—
Improvements	1,171,811	408,847	662,632

Balance — end of year	$283,067,604	$150,591,081	$150,182,234

(e)	As of December 31, 2004, the aggregate cost of the Company’s investment in real estate for Federal income tax purposes amounted to $278,650,492.

(f)	Reconciliation of Accumulated Depreciation:

	2004	2003	2002
Balance — beginning of year	$35,692,845	$30,691,556	$25,727,505
Depreciation on disposed properties	(231,018)	—	—
Depreciation	7,104,885	5,001,289	4,964,051

Balance — end of year	$42,566,712	$35,692,845	$30,691,556

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA FIRST APARTMENT INVESTORS, INC.

Date: May 3, 2005	/s/ John H. Cassidy

John H. Cassidy
President and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: May 3, 2005	By /s/ Michael B. Yanney*
Michael B. Yanney,
Chairman of the Board and Director

Date: May 3, 2005	By /s/ John H. Cassidy
John H. Cassidy,
President and Chief Executive Officer

Date: May 3, 2005	By /s/ Michael J. Draper
Michael J. Draper,
Chief Financial Officer

Date: May 3, 2005	By /s/ George J. Behringer*
George J. Behringer,
Director

Date: May 3, 2005	By /s/ George V. Janzen*
George V. Janzen,
Director

Date: May 3, 2005	By /s/ George H. Krauss*
George H. Krauss,
Director

Date: May 3, 2005	By /s/ Gregor Medinger*
Gregor Medinger,
Director

Date: May 3, 2005	By /s/ Lisa Y. Roskens*
Lisa Y. Roskens,
Director

Date: May 3, 2005	By /s/ Steven W. Seline*
Steven W. Seline,
Director

*By Michael J. Draper, Attorney in Fact

/s/ Michael J. Draper
     Michael J. Draper