Form 10-Q
period 2005-03-31
AMERICA FIRST APARTMENT INVESTORS INC
filed 2005-05-10
CIK 1175167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-49986

AMERICA FIRST APARTMENT INVESTORS, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	47-0858301 (I.R.S. Employer Identification No.)
1004 Farnam Street, Suite 100 Omaha, Nebraska (Address of principal executive offices)	68102 (Zip Code)

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

YES ☑     NO ☐

     As of April 30, 2005, there were 10,510,558 outstanding shares of the registrant’s common stock.

i

AMERICA FIRST APARTMENT INVESTORS, INC.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares and per share amounts)

	March 31,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$11,570	$10,634
Restricted cash	8,366	8,039
Real estate assets:
Land	37,270	37,270
Buildings	245,972	245,798

Total	283,242	283,068
Less: accumulated depreciation	(44,864)	(42,567)

Real estate assets, net	238,378	240,501
Investments in agency securities, at fair value	24,447	26,192
Investments in corporate equity securities, at fair value	4,225	4,321
In-place lease intangibles, net of accumulated amortization of $3,724 and $2,465, respectively	1,313	2,572
Other assets	5,036	5,138

Total assets	$293,335	$297,397

Liabilities
Accounts payable and accrued expenses	$7,137	$7,039
Dividends payable	2,628	2,628
Notes payable	2,413	2,413
Bonds and mortgage notes payable	166,778	167,150
Borrowings under repurchase agreements	27,875	27,875

Total liabilities	206,831	207,105

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.01 par value; 500,000,000 shares authorized, 10,510,558 issued and outstanding	105	105
Additional paid-in capital	102,770	102,766
Accumulated deficit	(16,237)	(12,628)
Accumulated other comprehensive income (loss)	(134)	49

Total stockholders’ equity	86,504	90,292

Total liabilities and stockholders’ equity	$293,335	$297,397

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2005	2004
Revenues:
Rental revenues	$11,646	$5,945
Interest and dividend income	177	183
Other income	98	—

Total revenues	11,921	6,128

Expenses:
Real estate operating	5,481	3,228
Depreciation	2,323	1,245
Interest	2,147	1,063
General and administrative	1,635	501
Amortization expense	1,316	72

Total expenses	12,902	6,109

Net income (loss)	$(981)	$19

Other comprehensive income (loss):
Unrealized holding losses on securities arising during the period	(273)	(693)
Unrealized gains on derivatives	90	—

	(183)	(693)

Comprehensive income (loss)	(1,164)	(674)

Net income (loss) per share — basic	$(0.09)	$—

Net income (loss) per share — diluted	$(0.09)	$—

Dividends declared per share	$0.25	$0.25

Weighted average number of shares outstanding — basic	10,511	5,074

Weighted average number of shares outstanding — diluted	10,511	5,084

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2005	2004
Operating activities
Net income (loss)	$(981)	$19
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	2,323	1,245
Change in fair value on interest rate swap agreements	(86)	29
Amortization expense	1,316	72
Amortization of premium on agency securities	34	52
Non cash stock option compensation	4	5
Increase in restricted cash	(327)	(317)
Decrease in other assets	195	238
Increase (decrease) in accounts payable and accrued expenses	99	(73)

Net cash provided by operating activities	2,577	1,270

Investing activities
Real estate capital improvements	(175)	(42)
Principal received on agency securities	1,534	1,827
Acquisition of agency securities	—	(1,567)

Net cash provided by investing activities	1,359	218

Financing activities
Dividends paid	(2,628)	(1,269)
Principal payments on bonds and mortgage notes payable	(372)	(303)

Net cash used in financing activities	(3,000)	(1,572)

Net increase (decrease) in cash and cash equivalents	936	(84)
Cash and cash equivalents at beginning of period	10,634	6,918

Cash and cash equivalents at end of period	$11,570	$6,834

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$2,628	$1,269

Cash paid for interest	$2,210	$694

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

1. Organization and Basis of Presentation

America First Apartment Investors, Inc. (the “Company”) is a Maryland corporation which owns and operates 29 multifamily apartment projects and an office warehouse facility. The Company also invests in agency securities and other real estate assets.

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

The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain amounts from prior periods have been reclassified to conform to the current period presentation. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of March 31, 2005, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

2. Investments in Real Estate

As of March 31, 2005 and December 31, 2004, the Company’s investments in real estate consisted of the following (in thousands):

		Number	Carrying Value at
Property Name	Location	of Units	Mar. 31, 2005	Dec. 31, 2004
Arbor Hills	Antioch, TN	548	$29,527	$29,736
Belvedere Apartments	Naples, FL	162	7,967	8,045
Bluff Ridge Apartments	Jacksonville, NC	108	3,600	3,630
Brentwood Oaks Apartments	Nashville, TN	262	11,542	11,628
Coral Point Apartments	Mesa, AZ	336	6,979	7,022
Covey at Fox Valley	Aurora, IL	216	5,560	5,640
Delta Crossing	Charlotte, NC	178	5,715	5,725
Elliot’s Crossing Apartments	Tempe, AZ	247	10,703	10,798
Fox Hollow Apartments	High Point, NC	184	5,948	6,035
Greenbriar Apartments	Tulsa, OK	120	3,573	3,610
Highland Park Apartments	Columbus, OH	252	7,666	7,743
The Hunt Apartments	Oklahoma City, OK	216	5,980	6,051
Huntsview Apartments	Greensboro, NC	240	8,246	8,295
Jackson Park Place Apartments	Fresno, CA	296	9,092	9,193
Lakes of Northdale Apartments	Tampa, FL	216	9,857	9,828
Littlestone of Village Green	Gallatin, TN	200	8,059	8,154
Misty Springs Apartments	Daytona Beach, FL	128	4,456	4,490
Monticello Apartments	Southfield, MI	106	5,691	5,736
Oakhurst Apartments	Ocala, FL	214	7,931	8,010
Oakwell Farms Apartments	Nashville, TN	414	14,630	14,787
Park at Countryside	Port Orange, FL	120	2,469	2,492
The Park at 58 Apartments	Chattanooga, TN	196	2,537	2,580
Park Trace Apartments	Norcross, GA	260	10,934	11,042
The Ponds at Georgetown	Ann Arbor, MI	134	7,291	7,353
The Retreat	Atlanta, GA	226	7,064	7,126
St. Andrews at Westwood Apartments	Orlando, FL	259	12,478	12,597
Shelby Heights	Bristol, TN	100	1,608	1,635
Waterman’s Crossing	Newport News, VA	260	13,941	14,058
Waters Edge Apartments	Lake Villa, IL	108	4,958	4,998

			$236,002	$238,037
The Exchange at Palm Bay	Palm Bay, FL	72,002(1)	2,376	2,464

			$238,378	$240,501

(1) This is an office/warehouse facility. The figure represents square feet available for lease to tenants.

3. Notes Payable

Notes payable of the Company consist of Variable Rate Junior Notes assumed in the merger with America First Real Estate Investment Partners, L.P. (“AFREZ”) in June 2004. These unsecured notes bear interest at the rate equal to 120% of the annual applicable federal rate for debt instruments with a term of not over three years as determined by the Internal Revenue Code and applicable regulations thereunder. As of March 31, 2005, such rate was 3.65%. The notes provide for annual installments of accrued interest payable on the 15th of each January. The unpaid principal balance and accrued but unpaid interest is due January 15, 2008.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

4. Bonds and Mortgage Notes Payable

The Company has financed its multifamily apartment properties and its commercial property with long-term mortgage debt consisting of thirteen tax-exempt bond financings and seven taxable mortgage notes. Each debt obligation is secured by a first mortgage or deed of trust on the property. Bonds and mortgage notes payable as of March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

Bonds Payable:

	Effective					Carrying Amount
	Interest		Maturity	Payment and	Annual	March 31,	Dec. 31,
Collateral	Rate		Date	Prepayment or Redemption Terms	Payments	2005	2004
Coral Point and St. Andrews at Westwood Apartments	4.96%		03/01/2008	Semiannual payment of interest due each March 1 and September 1. Prepayable at par + 1% in March 2006.	interest only	$13,090	$13,090
Covey at Fox Valley and Park Trace Apartments	5.30%		11/01/2007	Semiannual payment of interest due each May 1 and November 1. Prepayable at par + 1% in March 2006. Prepayable at par in March 2007.	interest only	12,410	12,410
Brentwood Oaks Apartments	3.44	%(1)	07/15/2031	Monthly payment of interest due on the 15th of each month. Prepayable at any time.	interest only	11,320	11,320
Lakes of Northdale Apartments	2.20	%(2)	05/15/2012	Monthly payment of interest due on the 11th of each month. Prepayable at any time.	interest only	9,610	9,610
Jackson Park Place	5.80%		12/01/2027	Monthly payment of principal and interest due the 1st of each month. Prepayable at par in November 2007.	$599	7,557	7,596
The Hunt Apartments	3.30	%(3)	07/01/2029	Semiannual payment of interest due each January 1 and July 1. Prepayable at any time.	interest only	6,930	6,930
Oakhurst Apartments	2.51	%(4)	12/01/2007	Semiannual payment of interest due each June 1 and December 1. Prepayable at par since December 2003.	interest only	5,300	5,300
The Exchange at Palm Bay	2.51	%(4)	11/01/2010	Monthly payment of principal and interest due the 25th of each month. Prepayable at par in December 2005.	$499	5,137	5,153
Belvedere Apartments	2.51	%(4)	12/01/2007	Semiannual payment of interest due each June 1 and December 1. Prepayable at par since December 2003.	interest only	4,800	4,800
Greenbriar Apartments	3.30	%(3)	07/01/2029	Semiannual payment of interest due each January 1 and July 1. Prepayable at any time.	interest only	3,980	3,980
Shelby Heights and Park at Countryside	6.10%		03/01/2022	Semiannual payment of principal and/or interest due each March 1 and September 1. Prepayable at par + 1% in March 2007.	range from $266 to $276	2,810	2,855
Arbor Hills	2.14	%(8)	12/01/2025	Monthly payment of interest due the 1st of each month. Prepayable at any time.	interest only	26,150	26,150
The Park at Fifty Eight	6.65%		03/01/2021	Semiannual payment of principal and/or interest due each March 1 and September 1. Prepayable at par + 1% in March 2006.	range from $220 to $225	2,180	2,255

						$111,274	$111,449

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

Mortgage Notes Payable:

	Effective					Carrying Amount
	Interest		Maturity	Payment and	Annual	March 31,	Dec. 31,
Collateral	Rate		Date	Prepayment or Redemption Terms	Payments	2005	2004
Oakwell Farms Apartments	6.945%		05/01/2009	Monthly payment of principal and interest due the 1st of each month. Prepayment allowed with 30 days notice and premium.	$1,029	12,049	12,097
Waterman’s Crossing	5.52	%(6)	11/01/2012	Monthly payment of principal and interest due on the 1st of each month. Prepayment allowed with 30 days notice.	$790	10,829	10,859
Elliot’s Crossing Apartments	2.82	%(5)	02/01/2014	Semiannual payment of interest due each April 1 and October 1. Prepayable at par +1.5% in April 2009.	$540	8,140	8,140
Huntsview Apartments	5.83	%(6)	01/01/2012	Monthly payment of principal and interest due on the 1st of each month. Prepayment allowed with 30 days notice.	$509	7,080	7,112
Highland Park Apartments	4.69	%(6)	09/01/2013	Monthly payment of principal and interest due on the 1st of each month. Prepayment allowed with 30 days notice.	$435	6,477	6,502
Fox Hollow Apartments	6.91	%(6)	03/01/2011	Monthly payment of principal and interest due on the 1st of each month. Prepayment allowed with 30 days notice.	$493	6,022	6,043
Littlestone at Village Green	7.68	%(7)	09/15/2005	Monthly payment of principal and interest due the 15th of each month. Prepayment allowed with 30 days notice and premium.	$543	4,907	4,948

						$55,504	$55,701

						$166,778	$167,150

(1) In January 2005, the Company entered into an interest rate swap transaction which fixed the rate on the bond to 3.44% through January 2012. The swap is accounted for as a qualifying cash flow hedge and therefore any changes in the fair value of the swap are reflected in other comprehensive income (loss) until earnings are affected by the hedged item.

(2) The bond payable bears interest at a highly rated bond composite variable rate that is reset weekly and capped at 7.30%. The rate averaged 2.20% for the quarter and was 2.22% as of March 31, 2005.

(3) In June 2004, the Company entered into an interest rate swap transaction with a third party under which the interest rates on these bonds are now fixed at 3.30% through June 2009.

(4) The interest rate on these bonds are variable based upon the BMA average plus 0.65%.

(5) The Company has an interest rate swap agreement with a third party under which the interest rate on the bond is fixed at 2.82% through February 2009.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

(6) The Company assumed this fixed rate debt as part of the merger with AFREZ and the carrying amounts reflect the effect of determining the fair value of the debt on the merger date. Principal amounts for the debt as of March 31, 2005 are as follows: Waterman’s Crossing — $11,219; Huntsview Apartments — $6,911; Highland Park Apartments — $6,841; and Fox Hollow Apartments — $5,972.

(7) This mortgage note payable matures in less than one year. At the current time, the Company will either refinance or pay this debt in full upon its maturity.

(8) Bond payable bears interest at a highly rated bond composite variable rate that is reset weekly and capped at 12%, the rate at March 31, 2005 was 2.02% and the average for the quarter was 2.14%.

5. Borrowings under Repurchase Agreements

Borrowings under repurchase agreements as of March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

				Carrying Amount
	Interest	Maturity
Collateral	Rate	Date	Payment Schedule	Mar. 31, 2005	Dec. 31, 2004
Repurchase agreements collateralized by agency securities:
FNMA Pool #759197	2.36%	09/13/2005	Interest payments and principal due at maturity	$16,400	$16,400
FNMA Pool #670676	1.99%	04/25/2005	Interest payments and principal due at maturity	4,500	4,500

				20,900	20,900
Other repurchase agreements:
The Ponds at Georgetown GNMA Certificate	2.42%	06/28/2005	Interest payments due quarterly, principal due at maturity	6,975	6,975

				$27,875	$27,875

The Company intends to renew its repurchase agreements which come due in 2005 with repurchase agreements having similar terms.

6. Transactions with Related Parties

Advisory Agreement

America First Apartment Advisory Corporation (the “Advisor”) operates under an Advisory Agreement (“the Agreement”) with the Company, which includes the following provisions: (i) the Advisor will administer the day-to-day operations of the Company; (ii) the Advisor will act as the authorized agent on behalf of the Company in connection with the identification, evaluation, purchase, financing, operation and disposition of all real estate assets; (iii) the Advisor will provide the executive and administrative personnel and services required for the operation of the Company; (iv) the Advisor will maintain the financial records and perform the financial reporting of the Company; and (v) the Advisor will monitor and provide information to the Board of Directors on an on-going basis. In connection with these services, the Company pays the following administrative fees to the Advisor:

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

Administrative Fee — General
This fee is equal to 0.55% per annum of the sum of: (i) the original principal amount of the bonds originally issued to a predecessor to the Company; (ii) the purchase price paid by the Company for new assets that are then held by the Company; (iii) the outstanding principal of mezzanine financing provided by the Company to unaffiliated developers of residential real estate, plus (iv) the value of the AFREZ properties on the date of the merger of AFREZ with and into the Company. Such fees were $367,000 for the three month period ended March 31, 2005, and $221,000 for the three month period ended March 31, 2004, respectively, and are included in General and administrative expenses in the Consolidated Statements of Operations.

Administrative Fee — Agency Securities
This fee is equal to 0.25% per annum of the outstanding principal balance of all agency securities held by the Company with an incentive equal to 20% of the amount by which the total net interest income realized by the Company from its portfolio of agency securities during each calendar month exceeds the average dollar amount of stockholders’ equity invested in agency securities during the month times the composite dividend yield reported by the National Association of Real Estate Investment Trusts for equity REITs which invest in residential apartment properties (5.18% for the month ended March 31, 2005). Such fees were $31,000 for the three month period ended March 31, 2005, and $61,000 for the three month period ended March 31, 2004, respectively, and are included in interest income on cash and cash equivalents and agency securities and dividend income in the Consolidated Statements of Operations.

Property Acquisition Fee
In connection with the identification, evaluation and acquisition of real estate assets, the Advisor receives a fee in the amount of 1.25% of the gross purchase price paid by the Company for such real estate assets. As there were no acquisitions of real estate during the three months ended March 31, 2005 and March 31, 2004, no such fees were paid during those periods.

Mezzanine Investments Fee
Effective with the amendment of the Agreement on June 3, 2004, in connection with the underwriting and making of mezzanine investments, the Advisor receives a fee in the amount of 1.25% of the original principal amount of such mezzanine investments. As there was no underwriting or making of mezzanine investments during the three months ended March 31, 2005 and March 31, 2004, no such fees were paid.

Reimbursement of Out-of-Pocket Expenses
The Company reimburses the Advisor and its affiliate for certain out-of-pocket costs and expenses that it incurs in connection with the carrying out of the Company’s business activities. The total amount of such costs and expenses for the period ended March 31, 2005 and March 31, 2004 was $560,000 and 210,000, respectively.

Included in Accounts payable and accrued expenses in the Consolidated Balance Sheets are amounts due to the Advisor and its affiliate for administrative fees and reimbursed costs and expenses of approximately $425,000 and $162,000 as of March 31, 2005 and December 31, 2004, respectively.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

Property Management Fees
In the prior year, an affiliate of the Advisor, America First Properties Management Company L.L.C. (“AFP”), provided property management services for the multifamily properties owned by the Company. The fees for services provided represented the lower of: (i) costs incurred in managing the properties, or (ii) customary fees for such services determined by reference to national statistics. On November 8, 2004, America First PM Group, Inc., (“PM Group”) a wholly-owned subsidiary of the Company, acquired certain property management assets, rights to use certain proprietary systems, certain property management agreements, certain employment agreements and other intangible assets from AFP and its parent, America First Companies, L.L.C. (“America First Companies”). As a result of this transaction, the management of all of the Company’s properties was internalized and therefore no further management fees will be incurred. For the period ended March 31, 2004, fees of $245,000 were incurred by multifamily properties owned by the Company. In addition, the Company assumed the management of certain properties owned by unaffiliated parties and earns fee income for providing management services for these properties.

7. Stock Option Plan

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

Stock option activity for the three month period ended March 31, 2005 is summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2004	30,000	$8.73
Granted	—	—
Cancelled	—	—

Balance at March 31, 2005	30,000	$8.73

Options exercisable at March 31, 2005	22,500	$8.73

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

As of March 31, 2005, all outstanding options have an exercise price of $8.73 and a remaining contractual life of 7.85 years. The Company accounts for its stock options using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, the Company records compensation expense based upon the estimated fair value of its granted options, over their vesting period. The per share estimated fair value of the options granted on their grant date during the quarter ended March 31, 2003 was $2.19. The estimated fair value of the Company’s options was determined using the Black-Scholes option-pricing model with the following assumptions: a risk free interest rate of 3.24%, an expected remaining contractual life of 5.0 years and an expected volatility rate of 20%. Compensation expense for stock options was $4,000 and $5,000 for the quarter ended March 31, 2005 and 2004, respectively. Payments on the DERs for options not exercised are charged to earnings when declared and were $4,000 and $5,000 for the quarters ended March 31, 2005 and 2004, respectively.

8. Net Income (Loss) Per Share

For the three months ended March 31, 2005 and 2004, the stock options were excluded from the computation of diluted net income (loss) per share due to their antidilutive effect. There were 30,000 potentially dilutive securities as of March 31, 2005.

9. Segment Reporting

The Company’s reportable segments consist of: (i) its multifamily apartment properties; (ii) its commercial property; (iii) its investment in agency securities, and (iv) other, which includes Company overhead and consolidating entries.

The Company defines each of its multifamily apartment properties as an individual operating segment. It has determined that all multifamily apartment properties have similar economic characteristics and meet the other criteria which permit the multifamily apartment properties to be aggregated into one reportable segment, that being the acquiring, holding, operating and selling of multifamily apartment properties. The Company’s chief operating decision-makers assess and measure segment operating results based on net income.

The Company’s commercial property is defined as a separate individual operating segment. The Company’s chief operating decision-makers assess and measure segment operating results based on net income at the commercial property level.

The Company assesses the performance of its investment in agency securities based on its net income earned on these securities. Net income is calculated as agency securities interest income, less premium amortization, interest expense incurred on the financing used to acquire these securities and administrative and incentive fees. All of the Company’s agency securities are combined into one reportable segment for this purpose.

The Company does not derive any of its consolidated revenues from foreign countries and does not have any major tenants that individually account for 10% or more of the Company’s consolidated revenues.

The following table details certain key financial information for the Company’s reportable segments for the quarter ending March 31, 2005 and 2004 (in thousands):

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

	March 31, 2005	March 31, 2004
Total revenue
Multifamily	$11,492	$5,775
Commercial	154	170
Agency securities	59	131
Other	216	52

Total revenue	$11,921	$6,128

Net income (loss)
Multifamily	$357	$335
Commercial	22	2
Agency securities	59	131
Other	(1,419)	(449)

Net income (loss)	$(981)	$19

Total assets
Multifamily	$248,237	$117,733
Commercial	2,784	2,785
Agency securities	24,447	35,077
Other	17,867	8,815

Total assets	$293,335	$164,410

10. Commitments and Contingencies

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements that reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, the Company’s performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the real estate investments it has made constitute forward-looking statements. Shareholders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties, and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include local and national economic conditions, the amount of new construction, affordability of home ownership, interest rates on single-family home mortgages and on the Company’s variable-rate borrowings, government regulation, price inflation, the level of real estate and other taxes imposed on the properties, labor problems and natural disasters and other items discussed under “Risk Factors” in Item 1 of the Company’s Annual Report on Form 10-K as of December 31, 2004.

Critical Accounting Policies

The Company’s critical accounting policies are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

General

America First Apartment Investors, Inc. (the “Company”) was formed on March 29, 2002 under the Maryland General Corporation Law and is taxed as a real estate investment trust (“REIT”) for Federal income tax purposes. The Company is the successor to America First Apartment Investors, L.P. which merged with the Company as of January 1, 2003.

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

The following table sets forth certain information regarding the Company’s real estate properties as of March 31, 2005 and for the three months then ended:

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

			Average	Number	Percentage
		Number	Square Feet	of Units	of Units	Economic
Property Name	Location	of Units	Per Unit	Occupied	Occupied	Occupancy(2)
Arbor Hills	Antioch, TN	548	827	468	85%	79%
Belvedere Apartments	Naples, FL	162	829	161	100%	95%
Bluff Ridge Apartments	Jacksonville, NC	108	873	106	98%	96%
Brentwood Oaks Apartments	Nashville, TN	262	852	251	96%	87%
Coral Point Apartments	Mesa, AZ	337	780	311	92%	77%
Covey at Fox Valley	Aurora, IL	216	948	181	84%	72%
Delta Crossing	Charlotte, NC	178	880	171	96%	68%
Elliot’s Crossing Apartments	Tempe, AZ	247	717	229	93%	76%
Fox Hollow Apartments	High Point, NC	184	877	152	82%	73%
Greenbriar Apartments	Tulsa, OK	120	666	113	94%	84%
Highland Park Apartments	Columbus, OH	252	891	245	97%	84%
The Hunt Apartments	Oklahoma City, OK	216	693	210	97%	94%
Huntsview Apartments	Greensboro, NC	240	875	213	89%	77%
Jackson Park Place Apartments	Fresno, CA	296	822	280	94%	91%
Lakes of Northdale Apartments	Tampa, FL	216	873	195	90%	84%
Littlestone of Village Green	Gallatin, TN	200	987	188	94%	79%
Misty Springs Apartments	Daytona Beach, FL	128	786	128	100%	94%
Monticello Apartments	Southfield, MI	106	1,027	98	92%	86%
Oakhurst Apartments	Ocala, FL	214	790	210	98%	96%
Oakwell Farms Apartments	Nashville, TN	414	800	384	93%	76%
Park at Countryside	Port Orange, FL	120	720	119	99%	93%
The Park at 58 Apartments	Chattanooga, TN	196	876	159	81%	76%
Park Trace Apartments	Norcross, GA	260	806	246	94%	72%
The Ponds at Georgetown	Ann Arbor, MI	134	1,002	121	91%	75%
The Retreat	Atlanta, GA	226	855	197	87%	65%
St. Andrews at Westwood Apts	Orlando, FL	259	836	257	99%	87%
Shelby Heights	Bristol, TN	100	980	94	94%	92%
Waterman’s Crossing	Newport News, VA	260	944	247	95%	90%
Waters Edge Apartments	Lake Villa, IL	108	814	100	93%	74%

		6,307	849	5,831	92%	81%

The Exchange at Palm Bay	Palm Bay, FL	72,002(1)		64,892	90%	NA

(1)	This is an office/warehouse facility. The figure represents square feet available for lease to tenants and percentage of square feet occupied. Economic occupancy is presented for the quarter ended March 31, 2005. Economic occupancy is defined as the net rental income divided by the maximum amount of rental income which could be derived from each property. The statistic is reflective of vacancy, rental concessions, delinquent rents, bad debt and

(2)	non-revenue units such as model units and employee units.

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

As property performance drives the overall financial results for the Company it is important to examine a few key property performance measures. The following are four high level performance measures management uses to gauge the overall performance of our property portfolio.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

Physical occupancy, Economic occupancy and the average annual rent per unit are performance measures that provide management an indication as to the quality of rental revenues. Physical occupancy is calculated simply as the percentage of units occupied out of the total units owned. Economic occupancy is calculated as the net rental revenue divided by the gross potential rental revenue which could be derived from the property portfolio. Economic occupancy is reflective of vacancy, rental concessions, delinquent rents, bad debts and non-revenue units such as model units. The average annual rent per unit is calculated as the total annualized net rental revenue divided by the total number of units owned. The fourth measure is real estate operating margin and is calculated as the net operating margin for the property portfolio as a percentage of net rental revenues and provides management an indication as to the ability of the properties to manage operating expenses in the current occupancy environment.

The following table presents these measures as of the dates indicated.

	March 31,	March 31,	December 31,
	2005	2004	2004
Physical Occupancy	92%	92%	92%
Economic Occupancy	81%	79%	81%
Average Annual Rent Per Unit	$6,973	$6,480	$6,940
Real Estate Operating Margin	33%	25%	24%

We believe that recent economic and job growth in the United States has had a positive impact on the market conditions for the multifamily housing industry. The second half of 2004 and the first quarter of 2005 saw positive momentum in terms of property performance.

Results of Operations

The following discussion of the Company’s results of operations for the three months ended March 31, 2005 should be read in conjunction with all of the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Changes in Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended	Dollar	Percentage
	Mar. 31, 2005	Mar. 31, 2004	Change	Change
Revenues
Rental revenues	$11,646	$5,945	$5,701	96%
Interest and dividend income	177	183	(6)	-3%
Other Income	98	—	98	100%

Total Revenues	11,921	6,128	5,793	95%

Expenses
Real estate operating	5,481	3,228	2,253	70%
Depreciation	2,323	1,245	1,078	87%
Interest	2,147	1,063	1,084	102%
General and administrative	1,635	501	1,134	226%
Amortization expense	1,316	72	1,244	100%

Total Expenses	12,902	6,109	6,793	111%

Net income (loss)	$(981)	$19	$(1,000)	N/A

     Rental revenues. An increase of approximately $4.6 million is attributable to the three months of revenues from the properties acquired through the merger with AFREZ. Additionally, $900,000 of rental revenues can be attributed to the acquisition of Arbor Hills in December of 2004. The rental revenues generated by the properties held by the Company prior to the merger with AFREZ increased approximately $200,000 compared to the same period in 2004.

     Interest and dividend income. The slight decrease is primarily attributable to the principal prepayments on the agency securities portfolio. At March 31, 2004, the portfolio was carried at $35.1 million compared to $24.4 million at March 31, 2005. This decrease is offset by an increase in interest earned due to an increase in cash and cash equivalents and an increase in dividends due to the increase in corporate equity securities acquired in the merger with AFREZ.

     Real estate operating expenses. The majority of the increase, approximately $2.2 million, is attributable to the acquisition of fourteen additional properties through the merger with AFREZ and the inclusion of the real estate operating expenses of these properties for the quarter. Approximately $400,000 of the increase can be attributed to the acquisition of Arbor Hills in December of 2004. These increases were partially offset by the elimination of management fees, which amounted to $245,000 during the period ending March 31, 2004, due to the internalization of the property management operations. Without the internalization of the property management operations, management fees would have been substantially higher in 2005 due to the fourteen additional properties acquired in the AFREZ merger. Salaries and benefit related costs associated with the internalized property management operations are reflected in general and administrative expenses for the period ending March 31, 2005.

     Depreciation expense. Approximately $800,000 of the increase is attributable to the acquisition of fourteen additional properties through the merger with AFREZ and the inclusion of the depreciation expense of these properties for the quarter. In addition, depreciation increased approximately $200,000 due to the purchase of Arbor Hills in December of 2004. Depreciation expense incurred by the properties held by the Company

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

prior to the merger with AFREZ was consistent with the depreciation expense incurred during the same period in 2004.

     Interest expense. Interest expense represents interest paid and other expenses associated with the taxable and tax-exempt mortgage debt incurred to finance the Company’s investments in multifamily apartment properties. All of the increase in interest expense for the period is attributable to the three months of interest expense on borrowings assumed through the merger with AFREZ.

     General and administrative expenses. The majority of the increase is attributable to the merger with AFREZ and the internalization of the property management operations. Salaries and benefit related costs accounted for approximately $670,000 of the increase in general and administrative expenses of which approximately $345,000 related to severance payments and approximately $150,000 related to internalization of the property management operations. Additionally, general and administrative fees were impacted by an increase in administrative fees of approximately $167,000.

     Amortization expense. Amortization expense includes the amortization of in-place lease intangibles and debt financing costs. This increase is primarily attributable to the amortization of the in-place lease intangibles recorded as a result of the merger with AFREZ.

Funds From Operations (“FFO”)

The following sets forth a reconciliation of the Company’s net income (loss) as determined in accordance with GAAP and its FFO for the periods set forth.

	For the Three Months Ended March 31,
	2005	2004
Net income (loss)	$(981)	$19
Depreciation expense	2,323	1,245
In-place lease amortization	1,259	—

Funds from Operations	$2,601	$1,264

The Company’s FFO increased $1.3 million or 106% to $2.6 million for the first quarter of 2005, compared to $1.3 million for the same period in 2004. This is primarily due to the inclusion of three months of operations of the fourteen properties acquired in the merger with AFREZ and by Arbor Hills, which was acquired in December of 2004. This is partially offset by the increased salaries and related benefits from corporate staff additions due to the internalization of the property management operations in November of 2004.

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

While the Company uses the NAREIT definition of FFO, the Company’s FFO may not be comparable to other REITs or real estate companies with similar assets. This is due in part to the differences in capitalization policies used by different companies and the significant effect these capitalization policies have on FFO. Real estate costs incurred in connection with real estate operations which are accounted for as capital improvements are added to the carrying value of the property and depreciated over time whereas real estate costs that are expensed are accounted for as a current period expense. This affects FFO because costs that are accounted for as expenses reduce FFO. Conversely, real estate costs that are capitalized and depreciated are added back to net income to calculate FFO. Throughout 2004 and prior to 2004, the Company’s capitalization policy was to treat most recurring capital improvements, such as appliances, vinyl flooring and carpet as expenses, and this may cause the Company’s reported FFO to be lower than peer companies that capitalize recurring improvements of these types.

Although the Company considers FFO to be a useful measure of its operating performance, FFO should not be considered as an alternative to net income or net cash flows from operating activities which are calculated in accordance with GAAP.

Beginning in 2005, the Company modified its capitalization policy. The Company now capitalizes the appliances within the individual units including such items as ovens, refrigerators and water heaters. These items were previously expensed as incurred. The Company will continue to expense items such as carpet and vinyl flooring as incurred. The Company has also modified its policy to reduce specific thresholds for capitalizing certain items. These modifications occurred in 2005 and will only affect newly acquired assets on a prospective basis. This change will be accounted for as a change in accounting estimate on a prospective basis.

Liquidity and Capital Resources

The Company’s primary source of cash is net rental revenues generated by its real estate investments. Net rental revenues from a multifamily apartment property depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors, such as: local or national economic conditions, the amount of new apartment construction and the affordability of home ownership. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

The Company uses cash primarily to (i) pay the operating expenses of its multifamily apartment properties, including the cost of capital improvements and, prior to November 2004, fees paid to the property manager; (ii) to pay the operating expenses of the Company’s administration, including the fees paid to its Advisor; (iii) the payment of debt service on its bonds and mortgages payable; (iv) the acquisition of additional multifamily apartment properties, agency securities and other investments; and (v) the payment of dividends. Currently, the Company’s cash provided by operations is insufficient to maintain the necessary level of capital improvements and to fully fund the current level of dividends. While the Company has the ability to fund the current level of dividends through other means, including proceeds from the sale of properties, continued weakness in operating cash flows could negatively impact dividend rates. The Company expects to maintain dividends at the current rate of $0.25 per share per quarter.

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

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

The multifamily apartment properties which the Company currently owns are financed under twenty mortgage financings with an aggregate principal balance outstanding of approximately $166.8 million as of March 31, 2005. These mortgages consist of thirteen tax-exempt bonds with an aggregate principal balance outstanding of approximately $111.3 million and seven taxable mortgage notes payable with a combined principal balance of approximately $55.5 million. Eleven of these mortgage obligations, totaling approximately $76.4 million, require periodic payments of principal and interest while the remaining ten mortgage obligations require only periodic payments of interest. Approximately 69% of these mortgage obligations bear interest at a fixed rate with a weighted average interest rate of 5.8% for the three months ended March 31, 2005. The remaining 31% of these mortgage obligations bear interest at variable rates, via interest rate swap agreements, that had a weighted average interest rate of 2.03% for the three months ended March 31, 2005. Maturity dates on these mortgage obligations range from September 2005 to July 2031. Each of these mortgage loans has been made on a non-recourse basis, which means the lender’s source of payment in the event of default is limited to foreclosure of the underlying property securing the mortgage loan.

In addition, the Company has borrowings in the form of Notes payable and borrowings under repurchase agreements. The Notes payable, which were assumed as part of the merger with AFREZ, bear interest at a variable rate with a weighted average interest rate for the three month period of 3.25%. These Notes payable are due January 15, 2008. The borrowings under repurchase agreements bear interest at fixed rates with a weighted average interest rate of 2.32% for the three months ended March 31, 2005 and mature within one year.

Acquisitions of agency securities are principally financed with repurchase agreements. Repurchase agreements take the form of a sale of a security (in this case, an Agency Security owned by the Company) to a counterparty at an agreed upon price in return for the counterparty’s simultaneous agreement to resell the same securities back to the owner at a future date at a higher price. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a borrowing under which the Company pledges agency securities that it already owns as collateral to secure a short-term loan with a counterparty. The borrowings are then used to acquire additional agency securities, which themselves may be used as collateral for additional borrowings under repurchase agreements. The difference between the sale and repurchase price is the cost, or interest expense, of borrowing under the repurchase agreements. The repurchase agreements may require the Company to pledge additional assets to the lender in the event the market value of existing pledged collateral declines below a specified percentage. The pledged collateral may fluctuate in value due to, among other things, principal repayments, market changes in interest rates and credit quality. The Company retains beneficial ownership of the pledged collateral, including the right to distributions, while the counterparty maintains custody of the collateral securities. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receive back its pledged collateral from the lender or, may renew the repurchase agreement at the then prevailing financing rate. As of March 31, 2005, the Company had borrowed approximately $20.9 million under short-term repurchase agreements to finance its investment in agency securities. These repurchase agreements have a weighted average interest rate of 2.28% and a weighted average

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

maturity of 136 days. Total borrowings to acquire agency securities are currently limited by the Company to not more than eight times the amount of equity capital invested or set aside for investment by the Company in agency securities, although the Company can increase this limitation with the approval of the Board of Directors.

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

Cash provided by operating activities for the three months ended March 31, 2005 increased by $1.3 million compared to the same period a year earlier. Cash provided by investing activities increased $1.1 million for the first quarter of 2005 compared to the same period in 2004 due to the purchase of agency securities during the first quarter of 2004. Net cash used in financing activities for the three months ended March 31, 2005 increased $1.4 million compared to the same period a year earlier. This was due to an increase in dividends paid due to the increased number of shares outstanding as a result of the merger with AFREZ.

Dividends paid or accrued per share for the three months ended March 31, 2005 and 2004 were $0.25 for each respective period.

Contractual Obligations

The Company had the following contractual obligations as of March 31, 2005:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Notes payable	$2,413	$—	$—	$	$2,413
Bonds and mortgage notes payable	$166,778	$5,992	$37,948	$2,693	$120,145
Borrowings under repurchase agreements	$27,875	$27,875	$—	—	$—

The company is also contractually obligated to pay interest on its long-term debt obligations. The weighted average interest rate of the long-term debt obligations outstanding as of March 31, 2005 was approximately 5.3% for fixed-rate debt and 2.49% for variable-rate debt.

The Company will either refinance or pay the notes payable that is due in 2005. The Company intends to renew its repurchase agreements which come due in 2005 with repurchase agreements having similar terms.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

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

As of March 31, 2005, the aggregate principal of the Company’s total borrowings was $197.1 million. Approximately 73% of the Company’s total borrowings consisted of fixed-rate financing. The remaining 27% consisted of variable-rate financing. Variations in interest rates affect the Company’s cost of borrowing on its variable-rate financing. The interest rates payable by the Company on these obligations increase or decrease with certain index interest rates. If the Company’s borrowing costs increase, the amount of cash available for distribution to shareholders will decrease. Had the average index rates increased or decreased by 100 basis points during the three months ended March 31, 2005, interest expense on the Company’s variable-rate debt financing would have increased or decreased by approximately $134,000, respectively.

The following table presents information about the Company’s financial instruments that are sensitive to changes in interest rates, including principal amounts and weighted average interest rates, by year of maturity for the Company’s borrowings (in thousands):

Fixed-Rate Borrowings
		Weighted
	Principal	Average
Maturity	Amount	Interest Rate
2005	$5,879	5.30%
2006	1,013	5.20%
2007	26,600	5.18%
2008	1,168	5.19%
2009	1,250	5.35%
Thereafter	79,870	5.65%

	$115,780

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

Variable-Rate Borrowings
		Weighted
	Principal	Average
Maturity	Amount	Interest Rate
2005	$113	2.49%
2006	113	2.49%
2007	10,222	2.49%
2008	132	2.51%
2009	143	2.50%
Thereafter	40,275	2.50%

	$50,998

	$166,778

As of March 31, 2005, the Company had entered into the following derivative financial instruments.

	Interest Rate Swaps and Caps
		Counterparty				Company
		Notional		Receive/		Notional		Pay
	Maturity	Amount		Cap Rate		Amount		Rate
Fixed to Variable	December 6, 2006	$4,800	(5)	7.00%		$4,800	(5)	2.51	%(3)
Fixed to Variable	December 6, 2006	$5,300	(5)	7.13%		$5,300	(5)	2.51	%(3)
Fixed to Variable	December 6, 2006	$5,154	(1)(5)	7.75%		$5,179	(1)(5)	2.51	%(3)
Fixed to Variable	January 22, 2009	$8,300		5.38%		$8,300	(5)	2.51	%(3)
Variable to Fixed	February 3, 2009	$8,100		1.86	%(2)	$8,100		2.82%
Variable to Fixed	June 25, 2009	$10,910		1.86	%(2)	$10,910		3.30%
Fixed to Variable	July 13, 2009	$6,930	(5)	7.25%		$6,930	(5)	2.51	%(3)
Fixed to Variable	July 13, 2009	$3,980	(5)	7.50%		$3,980	(5)	2.51	%(3)
Interest Rate Cap	December 22, 2009	$13,400		$4.50	%(4)	N/A		N/A
Interest Rate Cap	December 22, 2009	$12,750		$4.50	%(4)	N/A		N/A
Variable to Fixed	January 15, 2012	$11,320		$3.44	%(2)	$11,320		1.86	%(2)

(1) Notional amount is tied to the The Exchange at Palm Bay bond payable and adjusts downward as principal payments are made on the bond payable.

(2) Weighted average Bond Market Association rate for the three months ended March 31, 2005.

(3) Weighted average Bond Market Association rate for the three months ended March 31, 2005 plus 0.65%.

(4) Capped rate is tied to the weighted average Bond Market Association rate for the month.

(5) These are total return swaps.

The $8,100,000 variable to fixed swap was entered into on top of and to mitigate the variable rate risk of the fixed to variable swap maturing January 22, 2009. It effectively fixes the interest rate on $8,100,000 of bonds payable at 2.82% through February 3, 2009.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

The $10,910,000 variable to fixed swap was entered into on top of and to mitigate the variable rate risk of those fixed to variable swaps maturing July 13, 2009. It effectively fixes the interest rate on $10,910,000 of bonds payable at 3.30% through June 25, 2009.

The estimated fair value of the interest rate swap agreements consisted of an asset of $506,000 and a liability of $371,000 as of March 31, 2005.

As the above table incorporates only those exposures or positions that existed as of March 31, 2005, it does not consider those exposures or positions that could arise after that date. The Company’s ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company’s risk mitigating strategies at that time and interest rates.

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

AMERICA FIRST APARTMENT INVESTORS, INC.

Date: May 10, 2005	/s/ John H. Cassidy
John H. Cassidy President and Chief Executive Officer