Form 10-Q
period 2005-06-30
AMERICA FIRST APARTMENT INVESTORS INC
filed 2005-08-08
CIK 1175167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
YES ☑            NO ☐
     As of August 1, 2005, there were 10,510,558 outstanding shares of the registrant’s common stock.

AMERICA FIRST APARTMENT INVESTORS, INC.

ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares and per share amounts)

	June 30,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$11,742	$10,634
Restricted cash	8,336	8,039
Real estate assets:
Land	33,224	33,224
Buildings	227,174	226,512

Total	260,398	259,736
Less: accumulated depreciation	(41,629)	(37,399)

Real estate assets, net	218,769	222,337
Investments in agency securities, at fair value	22,209	26,192
Investments in corporate equity securities, at fair value	4,282	4,321
In-place lease intangibles, net of accumulated amortization of $4,631 and $2,465, respectively	406	2,572
Assets of discontinued operations	17,851	18,165
Other assets	5,024	5,137

Total assets	$288,619	$297,397

Liabilities
Accounts payable and accrued expenses	$7,919	$7,039
Dividends payable	2,628	2,628
Notes payable	2,413	2,413
Bonds and mortgage notes payable	166,523	167,150
Liabilities of discontinued operations	—	—
Borrowings under repurchase agreements	25,875	27,875

Total liabilities	205,358	207,105

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.01 par value; 500,000,000 shares authorized, 10,510,558 issued and outstanding	105	105
Additional paid-in capital	102,774	102,766
Accumulated deficit	(19,372)	(12,628)
Accumulated other comprehensive income (loss)	(246)	49

Total stockholders’ equity	83,261	90,292

Total liabilities and stockholders’ equity	$288,619	$297,397

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	For the Three	For the Three	For the Six	For the Six
	Months ended	Months ended	Months ended	Months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
Rental revenues	$11,141	$6,791	$21,955	$11,909
Interest and dividend income	196	178	376	360
Gain on sales of corporate equity securities	—	143	—	143
Other income	68	—	166	—

Total revenues	11,405	7,112	22,497	12,412

Expenses:
Real estate operating	5,247	3,702	10,246	6,409
Depreciation	2,139	1,325	4,283	2,393
Interest	2,110	1,121	4,092	2,035
General and administrative	1,449	761	3,083	1,263
Amortization expense	953	424	2,269	496

Total expenses	11,898	7,333	23,973	12,596

Loss from continuing operations	(493)	(221)	(1,476)	(184)

Income (loss) from discontinued operations	(14)	20	(12)	2

Net Loss	$(507)	$(201)	$(1,488)	$(182)

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	107	(12)	(166)	(705)
Less: Reclassification adjustments for gains realized in net loss	—	(143)	—	(143)
Unrealized losses on derivatives	(218)	—	(129)	—

	(111)	(155)	(295)	(848)

Comprehensive loss	$(618)	$(356)	$(1,783)	$(1,030)

Earnings per share- basic and diluted
Loss from continuing operations	$(0.05)	$(0.03)	$(0.14)	$(0.03)
Income from discontinued operations	(0.00)	0.00	(0.00)	0.00

Net Loss	$(0.05)	$(0.03)	$(0.14)	$(0.03)

Dividends declared per share	$0.25	$0.25	$0.50	$0.50

Weighted average number of shares outstanding — basic and diluted	10,511	6,746	10,511	5,910

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2005	2004
Operating activities
Net loss	$(1,488)	$(182)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	4,283	2,393
Change in fair value on interest rate swap agreements	196	(81)
Amortization expense	2,269	496
Amortization of premium on agency securities	81	146
Non cash stock option compensation	8	12
Change in other assets	(114)	1,025
Change in accounts payable and accrued expenses	1,277	494

Net cash provided by operating activities	6,512	4,303

Investing activities
Real estate capital improvements and acquisitions	(1,000)	(133)
Principal received on agency securities	3,776	6,168
Change in restricted cash	(297)	(1,191)
Proceeds from sales of corporate equity securities	—	2,718
Acquisition of America First Real Estate Investment Partners, LP	—	(3,532)
Cash received in acquisition of America First Real Estate Investment Partners, LP	—	8,399
Acquisition of agency securities	—	(1,565)

Net cash provided by investing activities	2,479	10,864

Financing activities
Dividends paid	(5,255)	(2,537)
Repayments of borrowings under repurchase agreements	(2,000)	(3,744)
Principal payments on bonds and mortgage notes payable	(628)	(481)

Net cash used in financing activities	(7,883)	(6,762)

Net increase in cash and cash equivalents	1,108	8,405
Cash and cash equivalents at beginning of period	10,634	6,918

Cash and cash equivalents at end of period	$11,742	$15,323

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$2,628	$2,626

Cash paid for interest	$4,278	$2,067

Supplemental disclosure of non-cash investing and financing activities (in thousands):
On June 3, 2004, the Company merged with America First Real Estate Investment Partners, L.P. (“AFREZ”). Merger consideration included $3,532 in cash paid, $513 of additional merger costs incurred and 5,430,661 shares of stock with a value of $55,338 issued in exchange for the limited partner and general partner interests of AFREZ.
The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
1. Organization and Basis of Presentation
America First Apartment Investors, Inc. (the “Company”) is a Maryland corporation which owns and operates multifamily apartment projects and an office warehouse facility. The Company also invests in agency securities and other real estate assets.
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
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of June 30, 2005, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
2. Assets Held for Sale and Discontinued Operations
As of June 30, 2005, the Company designated two communities, Park Trace Apartments and The Retreat Apartments, as held for sale pursuant to Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company has entered into sale and purchase agreements to sell the real estate assets of the Park Trace Apartments and The Retreat Apartments for $14.5 million and $8.7 million, respectively. Each transaction is expected to close during the third quarter. As such, the results of operations from these communities have been classified as income from discontinued operations for all periods presented.
On December 15, 2004, the Company completed the sale of The Glades Apartments, for a sales price of $20 million; as such the results of operations from June 4, 2004 (date of acquisition) through June 30, 2004 are presented as discontinued operations.
Summary results of operations for the aforementioned properties are as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues	$805	$1,045	$1,633	$1,874
Expenses	819	1,025	1,645	1,872

Income (loss) from discontinued operations	$(14)	$20	$(12)	$2

The net book value of the real estate assets held for sale was $17.9 million and $18.2 million as of June 30, 2005 and December 31, 2004, respectively.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
3. Borrowings under Repurchase Agreements
Borrowings under repurchase agreements as of June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	Interest	Maturity		Carrying Amount
Collateral	Rate	Date	Payment Schedule	June 30, 2005	Dec. 31, 2004
Repurchase agreements collateralized by agency securities:
FNMA Pool #759197	2.36%	09/13/2005	Interest payments and principal due at maturity	$16,400	$16,400

FNMA Pool #670676	3.20%	07/25/2005	Interest payments and principal due at maturity	2,500	4,500

				18,900	20,900

Other repurchase agreements:
The Ponds at Georgetown GNMA Certificate	3.65%	09/28/2005	Interest payments due quarterly, principal due at maturity	6,975	6,975

				$25,875	$27,875

The Company renewed the repurchase agreement due July 25, 2005 with a new agreement, which pays interest at 3.65%, due October 24, 2005.
4. Transactions with Related Parties
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
In connection with these services, the Company pays the following administrative fees to the Advisor (in thousands):

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Administrative Fees(1)	$395	$215	$783	$435
Administrative Fees-Agency Securities(2)	5	21	37	52
Property Management Fees(3)	—	314	—	559
Out of Pocket costs(4)	777	916	1,337	1,126

(1) Administrative Fee — General- This fee is equal to 0.55% per annum of the sum of: (i) the original principal amount of the bonds originally issued to a predecessor to the Company; (ii) the purchase price paid by the Company for new assets that are then held by the Company; (iii) the outstanding principal of mezzanine financing provided by the Company to unaffiliated developers of residential real estate, plus (iv) the value of the AFREZ properties on the date of the merger of AFREZ with and into the Company. Such fees are included in General and administrative expenses in the Consolidated Statements of Operations.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
(2) Administrative Fee – Agency Securities- This fee is equal to 0.25% per annum of the outstanding principal balance of all agency securities held by the Company plus an incentive equal to 20% of the amount by which the total net interest income realized by the Company from its portfolio of agency securities during each calendar month exceeds the average dollar amount of stockholders’ equity invested in agency securities during the month times the composite dividend yield reported by the National Association of Real Estate Investment Trusts for equity REITs which invest in residential apartment properties (5.22% for the month ended June 30, 2005).
(3)Property Management Fees- Until November 8, 2004, an affiliate of the Advisor, America First Properties Management Company L.L.C. (“AFP”), provided property management services for the multifamily properties owned by the Company. The fees for services provided represented the lower of: (i) costs incurred in managing the properties, or (ii) customary fees for such services determined by reference to national statistics. On November 8, 2004, America First PM Group, Inc., (“PM Group”) a wholly-owned subsidiary of the Company, acquired certain property management assets, rights to use certain proprietary systems, certain property management agreements, certain employment agreements and other intangible assets from AFP and its parent, America First Companies, L.L.C. (“America First Companies”). As a result of this transaction, the management of all of the Company’s properties was internalized and therefore no further management fees will be incurred.
(4) Reimbursement of Out-of-Pocket Expenses- The Company reimburses the Advisor and its affiliate for certain out-of-pocket costs and expenses that it incurs in connection with the carrying out of the Company’s business activities.
Included in accounts payable and accrued expenses in the Consolidated Balance Sheets are amounts due to the Advisor and its affiliate for administrative fees and reimbursed costs and expenses of approximately $154,000 and $162,000 as of June 30, 2005 and December 31, 2004, respectively.
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
On February 4, 2003, NQSOs to acquire a total of 40,000 shares of common stock were granted to the Company’s four non-employee Directors, at an exercise price of $8.73 per share. The options vest 25% on the grant date and 25% on each of the next three anniversaries of the grant date. On the same date, a total of 40,000 DERs were granted to the Company’s four non-employee directors, which vest 25% on the grant date and 25% on each of the next three anniversaries of the grant date.
Stock option activity for the six month period ended June 30, 2005 is summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2004	30,000	$8.73
Granted	—	—
Cancelled	—	—

Balance at June 30, 2005	30,000	$8.73

Options exercisable at June 30, 2005	22,500	$8.73

As of June 30, 2005, all outstanding options have an exercise price of $8.73 per share and a remaining contractual life of 7.6 years. The Company accounts for its stock options using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, the Company records compensation expense based upon the estimated fair value of its granted options, over their vesting period. The per share estimated fair value of the options granted on their grant date during the quarter ended

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
March 31, 2003 was $2.19. The estimated fair value of the Company’s options was determined using the Black-Scholes option-pricing model with the following assumptions: a risk free interest rate of 3.24%, an expected remaining contractual life of 5.0 years and an expected volatility rate of 20%. Compensation expense for stock options was $4,100 and $8,200 for the three and six month periods ended June 30, 2005, and $6,900 and $12,400 for the three and six month periods ended June 30, 2004. Payments on the DERs for options not exercised are charged to earnings when declared and were $5,600 and $11,200 for the three and six month periods ended June 30, 2005, respectively, and $5,000 and $10,000 for the three and six month periods ended June 30, 2004.
6. Net Income (Loss) Per Share
For the three and six months ended June 30, 2005 and 2004, stock options were excluded from the computation of diluted net loss per share due to their antidilutive effect. There were 30,000 potentially dilutive securities as of June 30, 2005.
7. Segment Reporting
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
The following table details certain key financial information for the Company’s reportable segments for the three and six months ending June, 2005 and 2004 (in thousands):

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Total revenue
Multifamily	$10,975	$6,633	$21,635	$11,581
Commercial	165	158	319	328
Agency securities	49	97	109	228
Other	216	224	434	275

Total revenue	$11,405	$7,112	$22,497	$12,412

Net income (loss)
Multifamily	$782	$331	$1,221	$794
Commercial	7	4	30	6
Agency securities	49	97	109	228
Other	(1,345)	(633)	(2,848)	(1,210)

Net income (loss)	$(507)	$(201)	$(1,488)	$(182)

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
8. Commitments and Contingencies
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
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur, the estimated amount of the loss is expensed in the financial statements. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s financial statements.
9. Subsequent Event
On August 3, 2005 the Company completed its acquisition of Tregaron Oaks, LLC, a 300 unit apartment complex located in Bellevue, Nebraska for $19 million. The acquisition was partially financed with a 10-year, $12.4 million mortgage note that bears interest at 5.1%. The note requires monthly interest payments of $52,779. The remainder of the purchase price was paid with cash on hand.

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
The following table sets forth certain information regarding the Company’s real estate properties as of June 30, 2005 and for the three months then ended:

			Average	Number	Percentage
		Number	Square Feet	of Units	of Units	Economic
Property Name	Location	of Units	Per Unit	Occupied	Occupied	Occupancy (2)
Arbor Hills	Antioch, TN	548	827	501	91%	79%
Belvedere Apartments	Naples, FL	162	829	160	99%	94%
Bluff Ridge Apartments	Jacksonville, NC	108	873	106	98%	94%
Brentwood Oaks Apartments	Nashville, TN	262	852	255	97%	89%
Coral Point Apartments	Mesa, AZ	337	780	318	94%	81%
Covey at Fox Valley	Aurora, IL	216	948	184	85%	70%
Delta Crossing	Charlotte, NC	178	880	173	97%	69%
Elliot’s Crossing Apartments	Tempe, AZ	247	717	235	95%	74%
Fox Hollow Apartments	High Point, NC	184	877	154	84%	72%
Greenbriar Apartments	Tulsa, OK	120	666	111	92%	84%
Highland Park Apartments	Columbus, OH	252	891	245	97%	84%
The Hunt Apartments	Oklahoma City, OK	216	693	202	93%	90%
Huntsview Apartments	Greensboro, NC	240	875	219	91%	79%
Jackson Park Place Apartments	Fresno, CA	296	822	279	94%	91%
Lakes of Northdale Apartments	Tampa, FL	216	873	207	96%	88%
Littlestone of Village Green	Gallatin, TN	200	987	188	94%	80%
Misty Springs Apartments	Daytona Beach, FL	128	786	128	100%	94%
Monticello Apartments	Southfield, MI	106	1027	97	91%	81%
Oakhurst Apartments	Ocala, FL	214	790	209	98%	94%
Oakwell Farms Apartments	Nashville, TN	414	800	394	95%	79%
Park at Countryside	Port Orange, FL	120	720	118	98%	93%
The Park at 58 Apartments	Chattanooga, TN	196	876	149	76%	72%
Park Trace Apartments	Norcross, GA	260	806	252	97%	72%
The Ponds at Georgetown	Ann Arbor, MI	134	1002	117	88%	78%
The Retreat	Atlanta, GA	226	855	208	92%	69%
St. Andrews at Westwood Apts	Orlando, FL	259	836	256	99%	88%
Shelby Heights	Bristol, TN	100	980	96	96%	92%
Waterman’s Crossing	Newport News, VA	260	944	254	98%	94%
Waters Edge Apartments	Lake Villa, IL	108	814	92	85%	75%

		6,307	849	5,907	94%	82%

The Exchange at Palm Bay	Palm Bay, FL	72,007 (1)	n/a	63,393	88%	n/a

(1)	This is an office/warehouse facility. The figure represents square feet available for lease to tenants and percentage of square feet occupied.

(2)	Economic occupancy is presented for the quarter ended June 30, 2005. Economic occupancy is defined as the net rental income divided by the maximum amount of rental income which could be derived from each property. The statistic is reflective of vacancy, rental concessions, delinquent rents, bad debt and non-revenue units such as model units and employee units.
Executive Summary
For the past several years, the Company’s financial results have been negatively impacted by soft market conditions attributable to weak economic conditions, overbuilding of multifamily housing properties and record low interest rates available to purchasers of single family housing. During the first six months of 2005, market conditions have begun to improve for multifamily housing in many of the markets in which our properties are located. Demand for apartments in some markets has improved due to job growth, which has lead to the creation of new households. Even though home mortgage rates continue to remain relatively low, the creation of new households has strengthened demand for rental housing, especially among newly formed households. While demand has strengthened in many markets, other factors have reduced the supply of available apartments. In particular, the trend toward condominium conversion in Florida has taken a number of rental units out of the market. In addition, the supply of new apartments coming into the market has slowed somewhat.
As property performance drives the overall financial results for the Company, it is important to examine a few key property performance measures. The following are four high level performance measures management uses to gauge the overall performance of our property portfolio.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Physical occupancy, economic occupancy, average annual rent per unit, and real estate operating contribution are performance measures that provide management an indication as to the quality of rental revenues. Physical occupancy is calculated simply as the percentage of units occupied out of the total units owned. Economic occupancy is calculated as the net rental revenue divided by the gross potential rental revenue which could be derived from the property portfolio. Economic occupancy is reflective of vacancy, rental concessions, delinquent rents, bad debts and non-revenue units such as model units. The average annual rent per unit is calculated as the total annualized net rental revenue divided by the total number of units owned. Real estate operating contribution is calculated as the excess of rental revenues over real estate operating expenses as a percentage of rental revenues. It provides management an indication as to the ability of the properties to manage operating expenses in the current occupancy environment.
The following table presents these measures as of the dates indicated.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Physical Occupancy	94%	94%	93%	93%
Economic Occupancy	82%	81%	82%	81%
Average Annual Rent Per Unit	$7,387	$7,228	$7,337	$7,125
Real Estate Operating Contribution	53%	45%	53%	46%
As reflected in the above figures, the strengthening demand for apartments, along with a tightening of the supply of available rental units, has allowed us to maintain physical occupancy at our properties while at the same time improving economic occupancy rates and average annual rent per unit through higher rental rates and a reduced need to offer rental concessions.
Results of Operations
The following discussion of the Company’s results of operations for the three and six months ended June 30, 2005 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004 (in thousands)

	For the Three	For the Three
	Months Ended	Months Ended	Dollar	Percentage
	June 30, 2005	June 30, 2004	Change	Change
Revenues
Rental revenues	$11,141	$6,791	$4,350	64%
Other	264	321	(57)	(18)%

Total Revenues	11,405	7,112	4,293	60%

Expenses
Real estate operating	5,247	3,702	1,545	42%
Depreciation	2,139	1,325	814	61%
Interest	2,110	1,121	989	88%
General and administrative	1,449	761	688	90%
Amortization expense	953	424	529	125%

Total Expenses	11,898	7,333	4,565	62%

Loss from continuing operations	$(493)	$(221)	$(272)	123%

     Rental revenues. Rental revenues increased by approximately $4.4 million primarily due to the properties acquired in the merger with AFREZ and the purchase of Arbor Hills. The AFREZ properties were acquired in June of 2004, and therefore were only included in the results of operations for one month in 2004. The inclusion of two additional months in 2005 resulted in increased revenues of $3.2 million. Arbor Hills, acquired in December of 2004, increased revenues by $920,000. Increases in economic

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
occupancy resulted in increased revenues of approximately $200,000 at properties held by the Company prior to the merger with AFREZ.
     Other revenues. Other revenues in 2005 include interest and dividend income and revenues earned from property management fees from unaffiliated parties. In 2004, other revenues included a gain of $143,000 on the sale of corporate equity securities, as well as interest and dividend income.
     Real estate operating expenses. Operating expenses increased by $1.5 million from the three months ended June 30, 2004. Operating expenses associated with the properties acquired in the merger with AFREZ and the purchase of Arbor Hills increased operating expenses by $1.9 million. This increase is partially offset by the elimination of management fees, which amounted to $308,000 during the period ending June 30, 2005. Management fees were eliminated with the internalization of the property management operations in November 2004 and include fees related to the former AFREZ properties for the month ending June 30, 2004.
     Depreciation expense. The increase is attributable to the acquisition of properties in the merger with AFREZ and the purchase of Arbor Hills. Depreciation expense incurred by the properties held by the Company prior to the merger with AFREZ was consistent with the depreciation expense incurred during the same period in 2004.
     Interest expense. Interest expense represents interest paid and other expenses associated with the taxable and tax-exempt mortgage debt incurred to finance the Company’s investments in multifamily apartment properties. The increase in interest expense for the period is attributable to the debt assumed in the merger with AFREZ and the acquisition of Arbor Hills.
     General and administrative expenses. General and administrative expenses increased by $688,000 from the three months ended June 30, 2004. Salaries and benefit related costs accounted for $245,000 of the increase, of which approximately $200,000 was due to the internalization of the property management operations. Administrative fees paid to the Advisor increased by $180,000 as a result of the merger with AFREZ. The remainder of the increase is attributable to increases in consulting fees, directors and officer’s insurance and professional fees.
     Amortization expense. Amortization expense includes the amortization of in-place lease intangibles and debt financing costs. There was one month of such amortization related to the AFREZ merger in 2004. As of June 30, 2005, there remains $406,000 of unamortized in-place lease intangibles. This amount will be fully amortized by December 31, 2005.
Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004 (in thousands)

	For the Six	For the Six
	Months Ended	Months Ended	Dollar	Percentage
	June 30, 2005	June 30, 2004	Change	Change
Revenues
Rental revenues	$21,955	$11,909	$10,046	84%
Other	542	503	39	8%

Total Revenues	22,497	12,412	10,085	81%

Expenses
Real estate operating	10,246	6,409	3,837	60%
Depreciation	4,283	2,393	1,890	79%
Interest	4,092	2,035	2,057	101%
General and administrative	3,083	1,263	1,820	144%
Amortization expense	2,269	496	1,773	357%

Total Expenses	23,973	12,596	11,377	90%

Loss from continuing operations	$(1,476)	$(184)	$(1,292)	702%

     Rental revenues. Rental revenues increased by approximately $9.6 million due to the properties acquired in the merger with AFREZ and the purchase of Arbor Hills. Increases in economic occupancy resulted in increased rental revenues of approximately $400,000 at properties held by the Company prior to the merger with AFREZ.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
     Other revenues. Other revenues in 2005 include interest and dividend income, and revenues earned from property management fees from unaffiliated parties. In 2004, other revenues included a gain of $143,000 on the sale of corporate equity securities, as well as interest and dividend income.
     Real estate operating expenses. Operating expenses increased by $4.6 million due to the properties acquired in the merger with AFREZ and the purchase of Arbor Hills. This increase is offset by the elimination of management fees, which amounted to $545,000 during the period ending June 30, 2005. Management fees were eliminated with the internalization of the property management operations in November 2004 and include fees related to the former AFREZ properties for the month ending June 30, 2004.
     Depreciation expense. The increase is attributable to the acquisition of properties in the merger with AFREZ and the purchase of Arbor Hills in December of 2004. Depreciation expense incurred by the properties held by the Company prior to the merger with AFREZ was consistent with the depreciation expense incurred during the same period in 2004.
     Interest expense. Interest expense represents interest paid and other expenses associated with the taxable and tax-exempt mortgage debt incurred to finance the Company’s investments in multifamily apartment properties. The increase in interest expense for the period is attributable to the debt assumed in the merger with AFREZ and the acquisition of Arbor Hills.
     General and administrative expenses. General and administrative expenses have increased by $1.8 million from the six months ended June 30, 2004. Salaries and benefit related costs accounted for $950,000 of the increase. This increase is primarily due to increased costs due to the internalization of the property management operations and severance payments of $400,000 and $345,000 respectively. General and administrative expenses are also impacted by increased Administrative fees paid to the Advisor of $350,000. Such fees increased due to the merger with AFREZ. The remainder of the increase is primarily attributable to increases in consulting fees, directors and officers insurance, and professional fees.
     Amortization expense. Amortization expense includes the amortization of in-place lease intangibles and debt financing costs. During 2005, there were five months of amortization of in-place lease intangibles related to the AFREZ merger and six months of amortization related to the Arbor Hills acquisition. There was one month of such amortization in 2004.
     Discontinued Operations. As of June 30, 2005, Park Trace Apartments and The Retreat Apartments have been designated as held for sale. Accordingly, the results of operations for the periods presented have been reclassified to discontinued operations and disclosed as a single line item on the Statements of Operations. The Glades Apartments, acquired in the AFREZ merger and divested in December 2004, is also classified as a discontinued operation.
Funds from Operations (“FFO”)
The following sets forth a reconciliation of the Company’s net loss as determined in accordance with GAAP and its FFO for the periods set forth (in thousands):

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

	For the Three Months Ended		For the Six Months Ended
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net loss	$(507)	$(201)	$(1,488)	$(182)
Depreciation expense	2,139	1,325	4,283	2,393
In-place lease amortization	907	352	2,166	352
Depreciation and amortization of discontinued operations	178	264	357	441

Funds from Operations	$2,717	$1,740	$5,318	$3,004

Shares outstanding	10,511	6,746	10,511	5,910

Funds from Operations per share	$0.26	$0.26	$0.51	$0.51

Funds from Operations increased $977,000, or 56%, and $2.3 million, or 77%, for the three and six months ended June 30, 2005, respectively. This is primarily due to the inclusion of the results of operations of the properties acquired in the merger with AFREZ and the purchase of Arbor Hills. These increases are partially offset by the increased general and administrative expenses and the inclusion of the $143,000 gain on sale of corporate equity securities during 2004.
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
While the Company uses the NAREIT definition of FFO, the Company’s FFO may not be comparable to other REITs or real estate companies with similar assets. This is due in part to the differences in capitalization policies used by different companies and the significant effect these capitalization policies have on FFO. Real estate costs incurred in connection with real estate operations which are accounted for as capital improvements are added to the carrying value of the property and depreciated over time whereas real estate costs that are expensed are accounted for as a current period expense. This affects FFO because costs that are accounted for as expenses reduce FFO. Conversely, real estate costs that are capitalized and depreciated are added back to net income to calculate FFO. Prior to 2005, the Company’s capitalization policy was to treat most recurring capital improvements, such as appliances, vinyl flooring and carpet as expenses, and this may cause the Company’s historically reported FFO to be lower than peer companies that capitalize recurring improvements of these types.
Although the Company considers FFO to be a useful measure of its operating performance, FFO should not be considered as an alternative to net income which is calculated in accordance with GAAP.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Supplemental Operating Performance Statistics
The following tables are presented to provide additional information regarding property performance.

	For the three months ended June 30,				For the six months ended June 30,
	2005		2004		2005		2004
	Physical	Economic	Physical	Economic	Physical	Economic	Physical	Economic
Property Name	Occupancy	Occupancy	Occupancy	Occupancy	Occupancy	Occupancy	Occupancy	Occupancy
Properties historically owned by the Company
Belvedere Apartments	99%	94%	96%	90%	99%	95%	97%	90%
Coral Point Apartments	94%	81%	87%	63%	93%	79%	86%	67%
Covey at Fox Valley	85%	70%	91%	77%	84%	71%	89%	74%
Greenbriar Apartments	92%	84%	95%	80%	93%	84%	93%	81%
The Hunt Apartments	93%	90%	93%	91%	95%	92%	91%	89%
Jackson Park Place Apartments	94%	91%	98%	95%	94%	91%	97%	95%
Littlestone of Village Green	94%	80%	91%	78%	94%	80%	93%	81%
Oakhurst Apartments	98%	94%	94%	88%	98%	95%	95%	90%
Oakwell Farms Apartments	95%	79%	95%	76%	94%	77%	93%	73%
Park at Countryside	98%	93%	96%	91%	99%	93%	93%	88%
The Park at 58 Apartments	76%	72%	84%	77%	78%	74%	81%	75%
Park Trace Apartments	97%	72%	93%	72%	96%	72%	94%	74%
The Retreat	92%	69%	95%	69%	90%	67%	95%	68%
St. Andrews at Westwood Apts	99%	88%	98%	82%	99%	88%	97%	82%
Shelby Heights	96%	92%	96%	92%	95%	92%	96%	94%

Properties acquired in the merger with AFREZ (1)
Bluff Ridge Apartments	98%	94%	99%	97%	98%	95%	99%	97%
Brentwood Oaks Apartments	97%	89%	98%	87%	97%	88%	98%	87%
Delta Crossing	97%	69%	95%	68%	97%	69%	93%	67%
Elliot’s Crossing Apartments	95%	74%	92%	76%	94%	75%	78%	76%
Fox Hollow Apartments	84%	72%	91%	80%	83%	73%	93%	84%
Highland Park Apartments	97%	84%	92%	81%	97%	84%	89%	80%
Huntsview Apartments	91%	79%	88%	74%	90%	78%	87%	74%
Lakes of Northdale Apartments	96%	88%	96%	85%	93%	86%	94%	83%
Misty Springs Apartments	100%	94%	98%	91%	100%	94%	99%	92%
Monticello Apartments	91%	81%	93%	87%	92%	84%	95%	88%
The Ponds at Georgetown	88%	78%	84%	76%	89%	77%	88%	80%
Waterman’s Crossing	98%	94%	98%	91%	96%	92%	98%	92%
Waters Edge Apartments	85%	75%	94%	79%	89%	75%	89%	77%

Recently acquired properties
Arbor Hills (2)	91%	79%	n/a	n/a	88%	79%	n/a	n/a

	94%	82%	94%	81%	93%	82%	93%	81%

(1) Properties were acquired by the Company on June 3, 2004. The above percentages include physical economic occupancy information for the two and five months prior to the Company’s ownership.
(2) Arbor Hills was acquired by the Company in December 2004.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

	Annualized Revenue per unit
	Three months ended June 30		Six months ended June 30
Property Name	2005	2004	2005	2004
Properties historically owned by the Company
Belvedere Apartments	$9,809	$9,043	$9,719	$9,130
Coral Point	6,330	5,281	6,234	5,174
Covey at Fox Valley	8,938	9,377	8,840	9,042
Greenbriar Apartments	5,934	5,514	5,871	5,443
The Hunt Apartments	5,765	5,782	5,928	5,657
Jackson Park Place	8,249	8,214	8,295	8,127
Littlestone of Village Green	6,988	6,854	7,101	7,044
Oakhurst Apartments	7,993	7,370	7,857	7,339
Oakwell Farms Apartments	6,632	6,337	6,510	6,185
Park at Countryside	8,023	7,449	7,998	7,177
The Park at Fifty Eight	4,963	5,323	5,032	5,106
Park Trace Apartments	7,180	7,199	7,115	7,234
The Retreat	6,380	6,375	6,254	6,304
St. Andrews at Westwood Apts	8,660	8,020	8,590	7,922
Shelby Heights	6,584	6,491	6,480	6,513

Properties acquired in the merger with AFREZ (1)
Bluff Ridge Apartments	7,918	7,590	7,953	7,625
Brentwood Oaks Apartments	8,041	7,808	7,908	7,799
Delta Crossing	6,956	6,653	6,747	6,544
Elliot’s Crossing Apartments	6,306	6,198	6,368	6,240
Fox Hollow Apartments	5,843	6,392	5,906	6,571
Highland Park Apartments	6,468	6,419	6,467	6,242
Huntsview Apartments	6,572	6,103	6,445	6,080
Lakes of Northdale Apartments	8,350	7,814	8,119	7,675
Misty Springs Apartments	7,933	7,495	7,844	7,516
Monticello Apartments	9,800	10,090	9,865	10,204
The Ponds at Georgetown	10,674	10,268	10,772	10,840
Waterman’s Crossing	9,962	9,599	9,762	9,567
Waters Edge Apartments	8,704	9,628	8,982	8,933

Recently acquired properties
Arbor Hills (2)	6,716	n/a	6,662	n/a

	$7,387	$7,228	$7,337	$7,125

(1)    Properties were acquired by the Company on June 3, 2004. The above amounts include operating revenues for the two and five months prior to the Company’s ownership.
(2)  Arbor Hills was acquired by the Company in December 2004.
Liquidity and Capital Resources
The Company’s primary source of cash is net rental revenues generated by its real estate investments. Net rental revenues from a multifamily apartment property depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors, such as local or national economic conditions, the amount of new apartment construction and the affordability of home ownership. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.
The Company uses cash primarily to (i) pay the operating expenses of its multifamily apartment properties, including the cost of capital improvements; (ii) to pay the operating expenses of the Company’s administration, including the fees paid to its Advisor; (iii)

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
the payment of debt service on its bonds and mortgages payable; (iv) the acquisition of additional multifamily apartment properties, agency securities and other investments; and (v) the payment of dividends. Currently, the Company’s cash provided by operations is insufficient to maintain the necessary level of capital improvements and to fully fund the current level of dividends. While the Company has the ability to fund the current level of dividends through other means, including proceeds from the sale of properties, continued weakness in operating cash flows could negatively impact dividend rates.
The Company’s principal business strategy is to acquire and operate multifamily apartment properties as long-term investments. In order to achieve its acquisition strategy, the Company has the authority to finance the acquisition of additional real estate in a variety of manners, including raising additional equity capital. In June 2004, the Company filed a registration statement for $200 million of capital stock which may be sold from time to time in order to raise additional equity capital in order to support the Company’s business strategy. To date, no securities have been sold under this registration statement.
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
The multifamily apartment properties which the Company currently owns are financed under twenty mortgage financings with an aggregate principal balance outstanding of approximately $166.5 million as of June 30, 2005. These mortgages consist of thirteen tax-exempt bonds with an aggregate principal balance outstanding of approximately $111.2 million and seven taxable mortgage notes payable with a combined principal balance of approximately $55.3 million. Eleven of these mortgage obligations, totaling approximately $72.9 million, require periodic payments of principal and interest while the remaining nine mortgage obligations require only periodic payments of interest. Approximately 69% of these mortgage obligations bear interest at a fixed rate with a weighted average interest rate of 5.8% for the three months ended June 30, 2005. The remaining 31% of these mortgage obligations bear interest at variable rates, via interest rate swap agreements, that had a weighted average interest rate of 2.8% for the three months ended June 30, 2005. Maturity dates on these mortgage obligations range from September 2005 to July 2031. Each of these mortgage loans has been made on a non-recourse basis, which means the lender’s source of payment in the event of default is limited to foreclosure of the underlying property securing the mortgage loan.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
In order to mitigate interest rate risk associated with the Company’s variable rate debt, the Company has entered into the following derivative financial instruments.

	Interest Rate Swaps and Caps
		Counterparty				Company
		Notional		Receive/		Notional		Pay
	Maturity	Amount		Cap Rate		Amount		Rate
Fixed to Variable	December 6, 2006	$4,800	(5)	7.00%		$4,800	(5)	3.29	% (3)
Fixed to Variable	December 6, 2006	$5,300	(5)	7.13%		$5,300	(5)	3.29	% (3)
Fixed to Variable	December 6, 2006	$5,129	(1) (5)	7.75%		$5,112	(1) (5)	3.29	% (3)
Fixed to Variable	January 22, 2009	$8,300		5.38%		$8,300	(5)	3.29	% (3)
Variable to Fixed	February 3, 2009	$8,100		2.64	% (2)	$8,100		2.82%
Variable to Fixed	June 25, 2009	$10,910		2.64	% (2)	$10,910		3.30%
Fixed to Variable	July 13, 2009	$6,930	(5)	7.25%		$6,930	(5)	3.29	% (3)
Fixed to Variable	July 13, 2009	$3,980	(5)	7.50%		$3,980	(5)	3.29	% (3)
Interest Rate Cap	December 22, 2009	$13,400		4.50	% (4)	N/A		N/A
Interest Rate Cap	December 22, 2009	$12,750		4.50	% (4)	N/A		N/A
Variable to Fixed	January 15, 2012	$11,320		3.44%		$11,320		2.64	% (2)

(1)	Notional amount is tied to the The Exchange at Palm Bay bond payable and adjusts downward as principal payments are made on the bond payable.

(2)	Weighted average Bond Market Association rate for the three months ended June 30, 2005.

(3)	Weighted average Bond Market Association rate for the three months ended June 30, 2005 plus 0.65%.

(4)	Capped rate is tied to the weighted average Bond Market Association rate for the month.

(5)	These are total return swaps.
The $8.1 million variable to fixed swap was entered into on top of and to mitigate the variable rate risk of the fixed to variable swap maturing January 22, 2009. It effectively fixes the interest rate on $8.1 million of bonds payable at 2.82% through February 3, 2009.
The Company also has borrowings in the form of notes payable and borrowings under repurchase agreements. The notes, which were assumed as part of the merger with AFREZ, bear interest at a variable rate with a weighted average interest rate for the three month period of 4.2%. These Notes payable are due January 15, 2008. The borrowings under repurchase agreements bear interest at fixed rates with a weighted average interest rate of 2.3% for the three months ended June 30, 2005 and mature within one year.
Acquisitions of agency securities are principally financed with repurchase agreements. Repurchase agreements take the form of a sale of a security (in this case, an agency security owned by the Company) to a counterparty at an agreed upon price in return for the counterparty’s simultaneous agreement to resell the same securities back to the Company at a future date at a higher price. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a borrowing under which the Company pledges agency securities that it already owns as collateral to secure a short-term loan with a counterparty. The borrowings are then used to acquire additional agency securities, which themselves may be used as collateral for additional borrowings under repurchase agreements. The difference between the sale and repurchase price is the cost, or interest expense, of borrowing under the repurchase agreements. The repurchase agreements may require the Company to pledge additional assets to the lender in the event the market value of existing pledged collateral declines below a specified percentage. The pledged collateral may fluctuate in value due to, among other things, principal repayments, market changes in interest rates and credit quality. The Company retains beneficial ownership of the pledged collateral, including the right to distributions, while the counterparty maintains custody of the collateral securities. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receive back its pledged collateral from the lender or, may renew the repurchase agreement at the then prevailing financing rate. As of June 30, 2005, the Company had borrowed approximately $18.9 million under short-term repurchase agreements to finance its investment in agency securities. These repurchase agreements have a weighted average interest rate of 2.3% and a weighted average maturity of less than 90 days. Total borrowings to acquire agency securities are currently limited by the Company to not more than eight times the amount of equity capital invested or set aside for investment by the Company in agency securities, although the Company can increase this limitation with the approval of the Board of Directors.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Cash provided by operating activities for the six months ended June 30, 2005 increased by $2.2 million compared to the same period a year earlier. The increase is due to cash generated by the properties acquired subsequent to June 30, 2004 and improved economic occupancy. Cash provided by investing activities decreased $8.4 million for the six months ended June 30, 2005 compared to the same period in 2004. The decrease is due to cash acquired in the AFREZ transaction and a reduction in principal receipts from agency securities of $2.3 million. Net cash used in financing activities increased by $1.1 million due to additional dividend payments of $2.7 million, as a result of increased shares outstanding. For the first six months of 2005, the Company has declared dividends of $5.3 million. These dividends exceed the Company’s earnings by $6.7 million, thereby increasing the Company’s accumulated deficit to $19.4 million.
Contractual Obligations
The Company had the following contractual obligations as of June 30, 2005 (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Notes payable	$2,413	$—	$—	$2,413	$—

Bonds and mortgage notes payable	$166,523	$5,950	$37,948	$2,693	$119,932

Borrowings under repurchase agreements	$25,875	$25,875	$—	$—	$—
The Company is also contractually obligated to pay interest on its long-term debt obligations. The weighted average interest rate of the long-term debt obligations outstanding as of June 30, 2005 was approximately 5.8% for fixed-rate debt and 2.8% for variable-rate debt.
The Company will either refinance or repay the mortgage note due in September of 2005. Repurchase agreements will either be renewed with new agreements having similar terms or be repaid.
On August 3, 2005 the Company completed its acquisition of Tregaron Oaks, LLC, a 300 unit apartment complex located in Bellevue, Nebraska for $19 million. The acquisition was partially financed with a 10-year, $12.4 million mortgage note that bears interest at 5.1%. The note requires monthly interest payments of $52,779. The remainder of the purchase price was paid with cash on hand.
The Company has also announced its intention to acquire The Reserve at Wescott Plantation, a 192 unit complex in Summerville, South Carolina for $16.7 million, including the assumption of the existing $12.3 million first mortgage on the property. In connection with this transaction, the Company is also acquiring 9.2 acres of land adjacent to the property for an additional $576,000. These transactions are expected to close during the third quarter of 2005.
In connection with the above acquisitions, the Company is obligated to pay the Advisor a property acquisition fee of 1.25% of the purchase price. This fee compensates the Advisor for its assistance in identifying, evaluating and acquiring real estate assets.

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
Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for detailed disclosure about quantitative and qualitative disclosures concerning market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2004.
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
Item 4. Submission of Matters to a Vote of Security Holders.
The Company held its annual shareholders’ meeting on May 25, 2005 for the purposes of electing three Class III directors.
A total of 10,510,588 shares of common stock were entitled to vote at the meeting and a total of 9,514,127 shares (90.52%) were represented at the meeting, in person or by proxy. The following sets forth the results of the voting at the annual meeting:
Election of Directors

Lisa Y. Roskens	For—	9,314,620	Withheld— 199,507

George V. Jansen	For—	9,358,317	Withheld— 155,810

George Behringer	For—	9,364,958	Withheld— 149,169
Further information regarding these matters is contained in the Company’s Proxy Statement, dated April 22, 2005, relating to the annual meeting.
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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
10.1 Agreement of Purchase and Sale by and between the Company and Tregaron Oaks, LLC (incorporated herein by reference to the Current report on Form 8-K filed June 1, 2005).
10.2 Agreement of Purchase and Sale by and between the Company and Wescott Reserve, LLC (incorporated herein by reference to the Current report on Form 8-K filed June 8, 2005).
10.3 Agreement of Purchase and Sale by and between the Company and NALS Austin, LLC (incorporated herein by reference to the Current report on Form 8-K filed June 23, 2005).
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

AMERICA FIRST APARTMENT INVESTORS, INC.

Date: August 8, 2005	/s/ John H. Cassidy
John H. Cassidy
President and Chief Executive Officer