Form 10-Q
period 2005-09-30
AMERICA FIRST APARTMENT INVESTORS INC
filed 2005-11-09
CIK 1175167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of November 1, 2005, there were 10,510,558 outstanding shares of the registrant’s common stock.

i

AMERICA FIRST APARTMENT INVESTORS, INC.
ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares and per share amounts)

	September 30,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$3,529	$10,634
Restricted cash	15,963	8,039
Real estate assets:
Land	35,022	31,607
Buildings	246,297	212,269

Total	281,319	243,876
Less: accumulated depreciation	(40,249)	(34,139)

Real estate assets, net	241,070	209,737
Investments in agency securities, at fair value	19,994	26,192
Investments in corporate equity securities, at fair value	4,258	4,321
Investment in mezzanine loan	7,484	—
In-place lease intangibles, net of accumulated amortization of $4,952 and $2,465, respectively	975	2,572
Assets of discontinued operations	19,309	30,764
Other assets	4,776	5,138

Total assets	$317,358	$297,397

Liabilities
Accounts payable and accrued expenses	$9,180	$7,039
Dividends payable	2,628	2,628
Notes payable	2,413	2,413
Bonds and mortgage notes payable	185,979	167,150
Borrowings under repurchase agreements	32,675	27,875

Total liabilities	232,875	207,105

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.01 par value; 500,000,000 shares authorized, 10,510,558 issued and outstanding	105	105
Additional paid-in capital	102,794	102,766
Accumulated deficit	(18,375)	(12,628)
Accumulated other comprehensive income (loss)	(41)	49

Total stockholders’ equity	84,483	90,292

Total liabilities and stockholders’ equity	$317,358	$297,397

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	For the Three	For the Three	For the Nine	For the Nine
	Months ended	Months ended	Months ended	Months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues:
Rental revenues	$11,248	$9,453	$32,090	$20,284
Interest and dividend income	189	214	563	573
Gain on sales of corporate equity securities	—	69	—	212
Other income	101	—	267	—

Total revenues	11,538	9,736	32,920	21,069

Expenses:
Real estate operating	5,497	5,611	15,325	11,401
Depreciation	2,238	1,756	6,260	3,888
Interest	1,953	1,592	6,082	3,598
General and administrative	1,515	1,009	4,498	2,209
Amortization	368	1,124	2,637	1,620

Total expenses	11,571	11,092	34,802	22,716

Loss from continuing operations	(33)	(1,356)	(1,882)	(1,647)

Income from discontinued operations	216	8	576	117
Gain on sale of property	3,442	—	3,442	—

Net income (loss)	$3,625	$(1,348)	$2,136	$(1,530)

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	17	390	(149)	(315)
Less: Reclassification adjustments for gains realized in net loss	—	(69)	—	(212)
Unrealized gains on derivatives	188	—	59	—

	205	321	(90)	(527)

Comprehensive income (loss)	$3,830	$(1,027)	$2,046	$(2,057)

Earnings per share- basic and diluted
Loss from continuing operations	$—	$(0.13)	$(0.18)	$(0.22)
Income from discontinued operations and gain on sale of property	0.35	0.00	0.38	0.01

Net income (loss)	$0.35	$(0.13)	$0.20	$(0.21)

Dividends declared per share	$0.25	$0.25	$0.75	$0.75

Weighted average number of shares outstanding basic and diluted	10,511	10,506	10,511	7,453

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands, except share amounts)

	For the Nine Months Ended September 30,
	2005	2004
Operating activities
Net Income (loss)	$2,136	$(1,530)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	6,260	3,888
Gain on sale of property	(3,442)	—
Change in fair value on interest rate swap agreements	(18)	(57)
Amortization	2,637	1,620
Amortization of premium on agency securities	130	208
Non cash stock option compensation	28	17
Change in other assets	1,186	1,740
Change in accounts payable and accrued expenses	2,274	915

Net cash provided by operating activities	11,191	6,801

Investing activities
Real estate capital improvements and acquisitions	(26,386)	(563)
Principal received on agency securities	5,982	8,978
Change in restricted cash	(7,924)	(1,653)
Investment in mezzanine loan	(7,444)	—
Proceeds from sale of real estate	14,090	—
Proceeds from sales of corporate equity securities	—	3,790
Acquisition of America First Real Estate Investment Partners, LP	—	(3,598)
Cash received in acquisition of America First Real Estate Investment Partners, LP	—	8,400
Acquisition of agency securities	—	(1,565)

Net cash (used) provided by investing activities	(21,682)	13,789

Financing activities
Borrowings under repurchase agreements	6,800	—
Proceeds from mortgage notes	12,370	—
Debt financing costs paid	(142)	—
Dividends paid	(7,883)	(5,164)
Repayments of borrowings under repurchase agreements	(2,000)	(5,844)
Principal payments on bonds and mortgage notes payable	(5,759)	(802)

Net cash provided (used) in financing activities	3,386	(11,810)

Change in cash and cash equivalents	(7,105)	8,780
Cash and cash equivalents at beginning of period	10,634	6,918

Cash and cash equivalents at end of period	$3,529	$15,698

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$2,628	$2,626

Cash paid for interest	$6,171	$3,834

Supplemental disclosure of non-cash investing and financing activities (in thousands):
In connection with the acquisition of The Reserve at Wescott Plantation on September 1, 2005, the Company assumed the existing mortgage note of $12,218.
On June 3, 2004, the Company merged with America First Real Estate Investment Partners, L.P. (“AFREZ”). Merger consideration included $3,450 in cash paid, $513 of additional merger costs incurred and 5,430,661 shares of stock with a value of $55,338 issued in exchange for the limited partner and general partner interests of AFREZ.
The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of September 30, 2005, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
2. Discontinued Operations
As of September 30, 2005, the Company had designated two communities, St. Andrews at Westwood and The Retreat Apartments, as held for sale pursuant to Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company has entered into sale and purchase agreements to sell the real estate assets of these properties for $33 million and $8.4 million, respectively. Each transaction is expected to close during the fourth quarter of 2005. As such, the results of operations from these communities have been classified as income from discontinued operations for all periods presented.
On August 9, 2005 and December 15, 2004, the Company completed the divestitures of the Park Trace Apartments and The Glades Apartments for sales prices of $14.5 million and $20 million, respectively. Accordingly, the results of operations from these properties are presented as discontinued operations.
Summary results of operations for the aforementioned properties are as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues	$1,116	$2,063	$3,863	$5,015
Expenses	900	2,055	3,287	4,898

Income from discontinued operations	$216	$8	$576	$117

The net book value of the real estate assets held for sale was $19.3 million and $30.8 million as of September 30, 2005 and December 31, 2004, respectively.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)
3. Acquisition of Properties
In the third quarter of 2005, the Company completed the acquisition of two properties, The Reserve at Wescott Plantation, a 192 unit complex located in Summerville, South Carolina, and Tregaron Oaks, a 300 unit complex located in Bellevue, Nebraska. The purchase of the Reserve at Wescott included 9.2 acres of adjacent land that can be utilized for future development. The aggregate purchase price for these properties was $37.7 million. The following purchase price allocations have been preliminarily calculated as of September 30, 2005 and may change up to one year subsequent to the respective acquisition dates, as additional information about the acquired assets and liabilities is obtained (in thousands):

Land	$3,415
Buildings	32,692

Total real estate assets	36,107

Other assets	1,618

Total assets acquired	37,725

Mortgage note payable	12,218
Other liabilities	395

12,613

Net assets acquired	$25,112

Included in other assets is $890,000 of in-place lease intangible assets which will be amortized over a twelve month period.
The Tregaron Oaks purchase was partially funded through a 10-year, $12.4 million mortgage note that bears interest at 5.1%. The remaining purchase price was funded with cash on hand. In connection with the acquisition of The Reserve at Wescott Plantation, the Company assumed the existing 40-year, 5.75% first mortgage loan of $12.2 million.
4. Borrowings under Repurchase Agreements
Borrowings under repurchase agreements as of September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

	Interest	Maturity		Carrying Amount
Collateral	Rate	Date	Payment Schedule	September 30, 2005	Dec. 31, 2004
Repurchase agreements collateralized by agency securities:
FNMA Pool #759197	3.86%	12/13/2005	Interest payments and principal due at maturity	$16,400	$16,400

FNMA Pool #670676	3.65%	10/24/2005	Interest payments and principal due at maturity	2,500	4,500

				18,900	20,900

Other repurchase agreements:
Misty Springs GNMA Certificate	3.74%	10/12/2005	Interest payments and principal due at maturity	2,919	—

Waters Edge GNMA Certificate	3.74%	10/12/2005	Interest payments and principal due at maturity	3,881	—

The Ponds at Georgetown GNMA Certificate	3.65%	12/28/2005	Interest payments due quarterly, principal due at maturity	6,975	6,975

				$32,675	$27,875

The Company renewed the repurchase agreements due October 10th with new agreements, which pay interest at 3.91% and are due November 12, 2005. The October 24th repurchase agreement was renewed at 4.18% and is due January 24, 2006. The Company intends to renew its repurchase agreements as they become due with repurchase agreements having similar terms.
5. Transactions with Related Parties
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
In connection with these services, the Company pays the following administrative fees to the Advisor (in thousands):

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Administrative fees (1)	$402	$367	$1,185	$803
Administrative fees-agency securities (2)	12	18	49	58
Property management fees (3)	—	457	—	1,016
Property acquisition fees (4)	456	—	456	—
Reimbursement of direct and allocated costs (5)	374	860	1,711	1,987

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)
(1) Administrative Fee — General- This fee is equal to 0.55% per annum of the sum of: (i) the original principal amount of the bonds originally issued to a predecessor to the Company; (ii) the purchase price paid by the Company for new assets that are then held by the Company; (iii) the outstanding principal of mezzanine financing provided by the Company to unaffiliated owners of residential real estate, plus (iv) the value of the AFREZ properties on the date of the merger of AFREZ with and into the Company. Such fees are included in General and administrative expenses in the Consolidated Statements of Operations.
(2) Administrative Fee — Agency Securities- This fee is equal to 0.25% per annum of the outstanding principal balance of all agency securities held by the Company plus an incentive equal to 20% of the amount by which the total net interest income realized by the Company from its portfolio of agency securities during each calendar month exceeds the average dollar amount of stockholders’ equity invested in agency securities during the month times the composite dividend yield reported by the National Association of Real Estate Investment Trusts for equity REITs which invest in residential apartment properties (5.1% for the month ended September 30, 2005).
(3) Property Management Fees- Until November 8, 2004, an affiliate of the Advisor, America First Properties Management Company L.L.C. (“AFP”), provided property management services for the multifamily properties owned by the Company. The fees for services provided represented the lower of: (i) costs incurred in managing the properties, or (ii) customary fees for such services determined by reference to national statistics. On November 8, 2004, America First PM Group, Inc., (“PM Group”) a wholly-owned subsidiary of the Company, acquired certain property management assets, rights to use certain proprietary systems, certain property management agreements, certain employment agreements and other intangible assets from AFP and its parent, America First Companies, L.L.C. (“America First Companies”). As a result of this transaction, the management of all of the Company’s properties was internalized and therefore no further management fees will be incurred.
(4) Property Acquisition Fee- In connection with the identification, evaluation, and acquisition of real estate assets, the Advisor receives a fee in the amount of 1.25% of the gross purchase price paid by the Company for such real estate assets.
(5) Reimbursement of Direct and Allocated Costs- The Company reimburses the Advisor and its affiliate for certain costs and expenses that it incurs in connection with the carrying out of the Company’s business activities.
Included in accounts payable and accrued expenses in the Consolidated Balance Sheets are amounts due to the Advisor and its affiliate for administrative fees and reimbursed costs and expenses of approximately $131,000 and $162,000 as of September 30, 2005 and December 31, 2004, respectively.
Mezzanine loan
On September 15, 2005, the Company provided $7.4 million to America First Communities Offutt Developer, L.L.C. (the “Developer”). The funds were used by the Developer to partially finance the military housing privatization project at Offutt Air Force Base in Bellevue, Nebraska. The loan agreement requires quarterly payment of principal and interest commencing December 1, 2005, with the final installment due on September 1, 2009. Interest is paid at a variable rate based upon the 30 day LIBOR rate plus 9%. At September 30, 2005 the interest rate was 12.8%. During the third quarter, the Company had recognized $42,000 of interest income related to the mezzanine loan. The transaction was reviewed and approved by the independent members of the Board of Directors, in consultation with independent counsel. Due to the related party nature of the transaction, the Company was not obligated to pay an acquisition fee to the Advisor.
The loan is collateralized by the assets of the Developer and provides the right, upon default, to receive all construction management and development fees, as defined in the respective agreements, earned by the Developer on the privatization project.
In connection with making the loan, and in order to strengthen the Company’s collateral for the loan, the Company and the Advisor entered into an addendum to the Advisory Agreement under which the Advisor has agreed that the Company may set off fees owed by it to the Advisor in the event of any default on the loan. Notwithstanding any set off of its fees, the Advisor will remain obligated to provide advisory services to the Company. In addition, the Advisor has agreed not to terminate the Agreement during the term of the loan, unless otherwise agreed to by the Company.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)
6. Stock Option Plan
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
On August 11, 2005, the Company granted a total of 16,000 NQSOs to acquire common stock at an exercise price of $12.15 per share. The options vest 25% on the grant date and 25% on each of the next three anniversaries of the grant date.
On February 4, 2003, NQSOs to acquire a total of 40,000 shares of common stock were granted to the Company’s four non-employee Directors, at an exercise price of $8.73 per share. The options vest 25% on the grant date and 25% on each of the next three anniversaries of the grant date.
Stock option activity for the nine month period ended September 30, 2005 is summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2004	30,000	$8.73
Granted	16,000	12.15
Cancelled	—	—

Balance at September 30, 2005	46,000	$9.92

Options exercisable at September 30, 2005	26,500	$9.25

As of September 30, 2005, the outstanding options remaining average contractual life is 8.2 years. The Company accounts for its stock options using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, the Company records compensation expense based upon the estimated fair value of its granted options, over their vesting period. The per share estimated fair value of the options granted on August 11, 2005 and February 4, 2003 was $3.05 and $2.19, respectively. The estimated fair value of the Company’s stock option grant in 2005 was determined using the Black-Scholes option-pricing model with the following assumptions: a risk free interest rate of 4.18%, an expected remaining contractual life of 6 years and an expected volatility rate of 13%. Compensation expense for stock options was $19,400 and $27,600 for the three and nine month periods ended September 30, 2005, and $4,100 and $16,500 for the three and nine month periods ended September 30, 2004. Payments on the dividend equivalent rights for exercisable options are charged to earnings when declared and were $6,600 and $17,900 for the three and nine month periods ended September 30, 2005, respectively, and $5,000 and $15,000 for the three and nine month periods ended September 30, 2004.
7. Net Income (Loss) Per Share
For the three and nine months ended September 30, 2005 and September 30, 2004 all outstanding stock options were excluded from the computation of diluted loss from continuing operations and net income (loss) per share due to the antidilutive impact on loss from continuing operations.
8. Segment Reporting
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
SEPTEMBER 30, 2005
(UNAUDITED)
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
The following table details certain key financial information for the Company’s reportable segments for the three and nine months ending September, 2005 and 2004 (in thousands):

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Total revenue
Multifamily	$11,072	$9,199	$31,594	$19,702
Commercial	176	254	496	582
Agency securities	12	73	121	285
Other	278	210	709	500

Total	$11,538	$9,736	$32,920	$21,069

Income (loss) from continuing operations
Multifamily	$1,298	$(620)	$2,021	$3
Commercial	29	116	59	122
Agency securities	12	73	121	285
Other	(1,372)	(925)	(4,083)	(2,057)

Total	$(33)	$(1,356)	$(1,882)	$(1,647)

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)
9. Contingencies
On December 3, 2003, a purported class action lawsuit was filed in the Delaware Court of Chancery against AFREZ, along with its general partner and America First Companies L.L.C. (“America First”). The plaintiffs sought to have the lawsuit certified as a class action on behalf of all Unit holders of AFREZ. The lawsuit alleged, among other things, that the defendants acted in violation of their fiduciary duties to the Unit holders in connection with the merger of AFREZ with and into the Company. The merger of AFREZ with and into the Company was completed on June 3, 2004 and, as a result, the Company assumed all liabilities of AFREZ, including any liability that may have been imposed as a result of this lawsuit. On August 18, 2005 the lawsuit was dismissed with prejudice as to the named plaintiffs.
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
10. Subsequent Event
On November 4, 2005 the Company completed the sale of The Retreat Apartments for $8.4 million. The Company recognized a gain on the sale of $1.2 million.

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
The following table sets forth certain information regarding the Company’s real estate properties as of September 30, 2005 and for the three months then ended:

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

				Average	Number	Percentage
		Number		Square Feet	of Units	of Units	Economic
Property Name	Location	of Units		Per Unit	Occupied	Occupied	Occupancy (2)
Arbor Hills	Antioch, TN	548		827	517	94%	84%
Belvedere Apartments	Naples, FL	162		829	160	99%	94%
Bluff Ridge Apartments	Jacksonville, NC	108		873	106	98%	94%
Brentwood Oaks Apartments	Nashville, TN	262		852	260	99%	93%
Coral Point Apartments	Mesa, AZ	337		780	322	95%	82%
Covey at Fox Valley	Aurora, IL	216		948	202	94%	81%
Delta Crossing	Charlotte, NC	178		880	170	96%	70%
Elliot’s Crossing Apartments	Tempe, AZ	247		717	239	97%	81%
Fox Hollow Apartments	High Point, NC	184		877	159	86%	78%
Greenbriar Apartments	Tulsa, OK	120		666	110	92%	85%
Highland Park Apartments	Columbus, OH	252		891	237	94%	86%
The Hunt Apartments	Oklahoma City, OK	216		693	197	91%	91%
Huntsview Apartments	Greensboro, NC	240		875	216	90%	83%
Jackson Park Place Apartments	Fresno, CA	296		822	278	94%	91%
Lakes of Northdale Apartments	Tampa, FL	216		873	213	99%	94%
Littlestone of Village Green	Gallatin, TN	200		987	192	96%	81%
Misty Springs Apartments	Daytona Beach, FL	128		786	128	100%	96%
Monticello Apartments	Southfield, MI	106		1,027	99	93%	90%
Oakhurst Apartments	Ocala, FL	214		790	210	98%	93%
Oakwell Farms Apartments	Nashville, TN	414		800	402	97%	84%
Park at Countryside	Port Orange, FL	120		720	117	98%	91%
The Park at 58 Apartments	Chattanooga, TN	196		876	147	75%	73%
The Ponds at Georgetown	Ann Arbor, MI	134		1,002	115	86%	76%
The Retreat	Atlanta, GA	226		855	205	91%	69%
The Reserve at Wescott Plantation	Summerville, SC	192		1,083	188	98%	96%
Tregaron Oaks Apartments	Bellevue, NE	300		875	284	95%	92%
St. Andrews at Westwood Apts	Orlando, FL	259		836	255	98%	92%
Shelby Heights	Bristol, TN	100		980	98	98%	98%
Waterman’s Crossing	Newport News, VA	260		944	245	94%	91%
Waters Edge Apartments	Lake Villa, IL	108		814	99	92%	81%

		6,539		859	6,170	94%	86%

The Exchange at Palm Bay	Palm Bay, FL	72,007	(1)	n/a	63,393	88%	n/a

(1)	This is an office/warehouse facility. The figure represents square feet available for lease to tenants and percentage of square feet occupied.

(2)	Economic occupancy is presented for the quarter ended September 30, 2005. Economic occupancy is defined as the net rental income divided by the maximum amount of rental income which could be derived from each property. The statistic is reflective of vacancy, rental concessions, delinquent rents, bad debt and non-revenue units such as model units and employee units.
Executive Summary
For the past several years, the Company’s financial results have been negatively impacted by soft market conditions attributable to weak economic conditions, overbuilding of multifamily housing properties and record low interest rates available to purchasers of single family housing. During the first nine months of 2005, market conditions have improved for multifamily housing in many of the markets in which our properties are located. Demand for apartments in some markets has improved due to continued job growth, which has assisted in the creation of new households. Even though home mortgage rates continue to remain relatively low, the creation of new households has strengthened demand for rental housing, especially among newly formed households. While demand has strengthened in many markets, other factors have reduced the supply of available apartments. In particular, the trend toward condominium conversion in Florida has taken a number of rental units out of the market. The Company is capitalizing on this trend by entering into an agreement to sell St. Andrews at Westwood for $33 million. Upon the expected fourth quarter close of the St. Andrews transaction, the Company will recognize a gain of approximately $20 million. Additionally, the Company is evaluating the divestiture of another Florida property in its portfolio, subject to its ability to amend or remove the land use restrictions relating to the tax exempt bond financing on the property.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
As property performance drives the overall financial results for the Company, it is important to examine a few key property performance measures. The following are high level performance measures management uses to gauge the overall performance of our property portfolio.
Physical occupancy, economic occupancy, average annual rent per unit are performance measures that provide management an indication as to the quality of rental revenues. Physical occupancy is calculated simply as the percentage of units occupied out of the total units owned. Economic occupancy is calculated as the net rental revenue divided by the gross potential rental revenue which could be derived from the property portfolio. Economic occupancy is reflective of vacancy, rental concessions, delinquent rents, bad debts and non-revenue units such as model units. The average annual rent per unit is calculated as the total annualized net rental revenue divided by the total number of units owned. Real estate operating contribution is calculated as the excess of rental revenues over real estate operating expenses as a percentage of rental revenues, and provides management an indication as to the ability of the properties to manage expenses in the current occupancy environment.
The following table presents these measures as of the dates indicated.

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Physical Occupancy	94%	93%	94%	93%
Economic Occupancy	86%	80%	83%	80%
Average Annual Rent Per Unit	$7,639	$7,353	$7,514	$7,259
Real Estate Operating Contribution	51%	41%	52%	44%
As reflected in the above figures, the strengthening demand for apartments, along with a tightening of the supply of available rental units, has allowed us to improve physical occupancy at our properties while at the same time significantly improving economic occupancy rates and average annual rent per unit through higher rental rates and a reduced need to offer rental concessions. Real estate operating contribution has increased primarily due to the elimination of property management fees.
Results of Operations
The following discussion of the Company’s results of operations for the three and nine months ended September 30, 2005 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004 (in thousands)

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

	For the Three	For the Three
	Months Ended	Months Ended	Dollar	Percentage
	September 30, 2005	September 30, 2004	Change	Change
Revenues
Rental revenues	$11,248	$9,453	$1,795	19%
Other	290	283	7	2%

Total Revenues	11,538	9,736	1,802	19%

Expenses
Real estate operating	5,497	5,611	(114)	(2)%
Depreciation	2,238	1,756	482	27%
Interest	1,953	1,592	361	23%
General and administrative	1,515	1,009	506	50%
Amortization	368	1,124	(756)	(67)%

Total Expenses	11,571	11,092	479	4%

Loss from continuing operations	$(33)	$(1,356)	$1,323	N/A

     Rental revenues. The acquisitions of Arbor Hills, Tregaron Oaks (“Tregaron”), and The Reserve at Wescott Plantation (“Wescott”), collectively, the “recently acquired properties,” increased rental revenues by approximately $1.5 million. The remaining increase in rental revenue is attributable to improved economic occupancy at our other properties.
     Other revenues. Other revenues in 2005 include interest and dividend income and revenues earned from property management fees from unaffiliated parties. In 2004, other revenues included a gain of $69,000 on the sale of corporate equity securities, as well as interest and dividend income.
     Real estate operating expenses. Operating expenses decreased by $114,000 from the three months ended September 30, 2004. Operating expenses associated with newly acquired properties increased operating expenses by $730,000. This increase was partially offset by the elimination of property management fees, which amounted to $457,000 during the period ended September 30, 2004. Management fees were eliminated with the internalization of the property management operations in November 2004. The prior year results were also impacted by hurricane related expenses of $270,000. No such expenses were incurred during the third quarter of 2005.
     Depreciation expense. The increase is attributable to the acquisition of Arbor Hills, Tregaron Oaks, and Wescott. Depreciation expense incurred by the properties owned by the Company during the three months ended September 30, 2005 and 2004 was consistent.
     Interest expense. Interest expense represents interest paid and other expenses associated with the taxable and tax-exempt mortgage debt incurred to finance the Company’s investments in multifamily apartment properties. The increase in interest expense for the period is partially attributable to the debt assumed and incurred in the acquisitions of Arbor Hills, Tregaron and Wescott. These increases are partially offset by the benefit recognized from the change in fair market value of the Company’s interest rate swaps.
     General and administrative expenses. General and administrative expenses increased by $506,000 from the three months ended September 30, 2004. Salaries and benefit related costs accounted for $240,000 of the increase, the majority of which was due to the internalization of the property management operations. Administrative fees paid to the Advisor increased by $35,000 as a result of properties acquired subsequent to September 30, 2004. The remainder of the increase is attributable to increases in consulting fees, directors and officer’s insurance and audit fees, largely attributable to increased costs to comply with the provisions of the Sarbanes-Oxley Act.
     Amortization expense. Amortization expense includes the amortization of in-place lease intangibles and debt financing costs. The amounts recorded during the three months ended September 30, 2005 relate primarily to the amortization of in-place leases at Arbor Hills, Wescott and Tregaron. The 2004 amounts relate to the amortization of such intangibles acquired in the AFREZ merger.
Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004 (in thousands)

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

	For the Nine	For the Nine
	Months Ended	Months Ended	Dollar	Percentage
	September 30, 2005	September 30, 2004	Change	Change
Revenues
Rental revenues	$32,090	$20,284	$11,806	58%
Other	830	785	45	6%

Total Revenues	32,920	21,069	11,851	56%

Expenses
Real estate operating	15,325	11,401	3,924	34%
Depreciation	6,260	3,888	2,372	61%
Interest	6,082	3,598	2,484	69%
General and administrative	4,498	2,209	2,289	104%
Amortization	2,637	1,620	1,017	63%

Total Expenses	34,802	22,716	12,086	53%

Loss from continuing operations	$(1,882)	$(1,647)	$(235)	14%

     Rental revenues. The June 3, 2004 merger with AFREZ increased rental revenues for the nine months ended September 30, 2005 by $7.8 million. The recently acquired properties increased revenues by $3.3 million. Increases in economic occupancy accounted for the remaining increase in revenues.
     Other revenues. Other revenues in 2005 include interest and dividend income, and revenues earned from property management fees from unaffiliated parties. In 2004, other revenues included a gain of $212,000 on the sale of equity securities, as well as interest and dividend income.
     Real estate operating expenses. Operating expenses increased by $5.3 million due to the properties acquired in the merger with AFREZ and the purchase of the recently acquired properties. This increase is partially offset by the elimination of property management fees, which approximated $1.0 million during the period ended September 30, 2004. The prior year results were also impacted by hurricane related expenses of $270,000. No such expenses were incurred during the first nine months of 2005.
     Depreciation expense. The increase is attributable to the acquisition of properties in the merger with AFREZ and the purchase of the recently acquired properties. Depreciation expense incurred by the properties held by the Company prior to the merger with AFREZ was consistent with the depreciation expense incurred during the same period in 2004.
     Interest expense. Interest expense represents interest paid and other expenses associated with the taxable and tax-exempt mortgage debt incurred to finance the Company’s investments in multifamily apartment properties. The increase in interest expense for the period is attributable to the debt assumed and incurred in the merger with AFREZ and the acquisition of the recently acquired properties.
     General and administrative expenses. General and administrative expenses have increased by $2.3 million from the nine months ended September 30, 2004. Salaries and benefit related costs accounted for $1.2 million of the increase. This increase is primarily due to increased costs due to the internalization of the property management operations and severance payments of $600,000 and $370,000 respectively. General and administrative expenses are also impacted by increased Administrative fees paid to the Advisor of $380,000. Such fees increased due to the merger with AFREZ. The remainder of the increase is primarily attributable to increases in consulting fees, directors and officers insurance, and professional fees.
     Amortization expense. Amortization expense includes the amortization of in-place lease intangibles and debt financing costs. During 2005, there were five months of amortization of in-place lease intangibles related to the AFREZ merger and nine months of amortization related to the Arbor Hills acquisition. There was four months of AFREZ related amortization in 2004.
Discontinued Operations.
As of September 30, 2005, the St. Andrews at Westwood Apartments and The Retreat Apartments have been designated as held for sale. Accordingly, the results of operations for the periods presented have been reclassified to discontinued operations and disclosed as a single line item on the Statements of Operations. The Glades Apartments, acquired in the AFREZ merger and divested in

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
December 2004, and the Park Trace Apartments, divested in August of 2005, are also classified as discontinued operations. The closing of the Park Trace transaction resulted in a gain of $3.4 million being recognized during the third quarter of 2005.
Funds from Operations (“FFO”)
The following sets forth a reconciliation of the Company’s net income (loss) as determined in accordance with GAAP and its FFO for the periods set forth (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$3,625	$(1,348)	$2,136	$(1,530)
Depreciation expense	2,238	1,756	6,260	3,888
In-place lease amortization	321	1,056	2,488	1,408
Depreciation and amortization of discontinued operations	87	568	704	1,270

Less: Gain on sale of property	(3,442)	—	(3,442)	—

Funds from Operations	$2,829	$2,032	$8,146	$5,036

Shares outstanding	10,511	10,506	10,511	7,453

Funds from Operations per share	$0.27	$0.19	$0.78	$0.68

Funds from Operations increased $797,000, or 39%, and $3.1 million, or 62%, for the three and nine months ended September 30, 2005, respectively. The increase during the three month period is partially attributable to the acquisition of Arbor Hills, Tregaron and Wescott; whereas, the increase during the nine month period is partially due to the recent acquisitions as well as the inclusion of the results of operations of the properties acquired in the merger with AFREZ. FFO for both periods was positively impacted by improved results of operations from “same store” properties. This improvement was the result of increased economic occupancy and the internalization of the property management operations. These increases are partially offset by the increased general and administrative expenses. In addition, FFO in 2004 reflected a gain on the sale of equity securities held by the Company.
FFO is calculated in accordance with the definition of FFO that is recommended by the National Association of Real Estate Investment Trusts (“NAREIT”). To calculate FFO under the NAREIT definition, depreciation and amortization expenses related to the Company’s real estate, gains or losses realized from the disposition of depreciable real estate assets, and certain extraordinary items are adjustments to the Company’s net income. The Company believes that FFO is an important non-GAAP measurement because FFO excludes the depreciation expense on real estate assets and real estate generally appreciates over time or maintains residual value to a much greater extent than other depreciable assets such as machinery or equipment. Additionally, other real estate companies, analysts and investors utilize FFO in analyzing the results of real estate companies.
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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Although the Company considers FFO to be a useful measure of its operating performance, FFO should not be considered as an alternative to net income which is calculated in accordance with GAAP.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Supplemental Operating Performance Statistics
The following tables are presented to provide additional information regarding property performance.

	For the three months ended September 30,				For the nine months ended September 30,
	2005		2004		2005		2004
	Physical	Economic	Physical	Economic	Physical	Economic	Physical	Economic
Property Name	Occupancy	Occupancy	Occupancy	Occupancy	Occupancy	Occupancy	Occupancy	Occupancy
Properties historically owned by the Company
Belvedere Apartments	99%	94%	96%	91%	99%	94%	97%	91%
Coral Point Apartments	95%	82%	89%	68%	95%	80%	87%	67%
Covey at Fox Valley	94%	81%	89%	75%	88%	74%	89%	74%
Greenbriar Apartments	92%	85%	97%	85%	93%	85%	94%	82%
The Hunt Apartments	91%	91%	93%	90%	94%	92%	92%	90%
Jackson Park Place Apartments	94%	91%	96%	91%	95%	91%	97%	93%
Littlestone of Village Green	96%	81%	90%	77%	95%	80%	92%	80%
Oakhurst Apartments	98%	93%	96%	91%	98%	94%	95%	91%
Oakwell Farms Apartments	97%	84%	95%	76%	96%	80%	94%	74%
Park at Countryside	98%	91%	94%	85%	98%	92%	93%	87%
The Park at 58 Apartments	75%	73%	83%	75%	77%	73%	82%	75%
The Retreat	91%	69%	92%	65%	90%	67%	94%	67%
St. Andrews at Westwood Apts	98%	92%	98%	82%	99%	89%	97%	82%
Shelby Heights	98%	98%	94%	93%	96%	94%	95%	94%

Properties acquired in the merger with AFREZ (1)
Bluff Ridge Apartments	98%	94%	99%	94%	98%	95%	99%	96%
Brentwood Oaks Apartments	99%	93%	98%	86%	98%	90%	98%	87%
Delta Crossing	96%	70%	91%	65%	97%	69%	92%	66%
Elliot’s Crossing Apartments	97%	81%	91%	73%	95%	77%	93%	75%
Fox Hollow Apartments	86%	78%	85%	73%	84%	74%	90%	80%
Highland Park Apartments	94%	86%	96%	83%	96%	84%	92%	81%
Huntsview Apartments	90%	83%	88%	74%	91%	79%	88%	74%
Lakes of Northdale Apartments	99%	94%	94%	84%	95%	89%	94%	83%
Misty Springs Apartments	100%	96%	100%	92%	100%	95%	99%	92%
Monticello Apartments	93%	90%	88%	78%	92%	86%	93%	85%
The Ponds at Georgetown	86%	76%	92%	74%	88%	76%	90%	78%
Waterman’s Crossing	94%	91%	98%	93%	96%	92%	98%	93%
Waters Edge Apartments	92%	81%	94%	76%	90%	77%	91%	77%

Recently acquired properties
Arbor Hills (2)	94%	84%	n/a	n/a	90%	80%	n/a	n/a
The Reserve at Wescott Plantation (2)	98%	96%	n/a	n/a	98%	96%	n/a	n/a
Tregaron Oaks (2)	95%	92%	n/a	n/a	95%	92%	n/a	n/a

	94%	86%	93%	80%	94%	83%	93%	80%

(1)	Properties were acquired by the Company on June 3, 2004. The above percentages include physical economic occupancy information for the two and five months prior to the Company’s ownership.

(2)	Arbor Hills, The Reserve at Wescott Plantation, and Tregaron Oaks were acquired by the Company in December 2004, September 2005, and August 2005, respectively.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

	Annualized Revenue per unit
	Three months ended September 30,			Nine months ended September 30,
Property Name	2005	2004	Change	2005	2004	Change

Properties historically owned by the Company
Belvedere Apartments	$9,702	$8,818	$884	$9,713	$9,180	$533
Coral Point	6,611	5,400	1,211	6,360	5,292	1,068
Covey at Fox Valley	10,062	9,451	611	9,247	9,248	(1)
Greenbriar Apartments	5,652	5,982	(330)	5,798	5,633	165
The Hunt Apartments	5,677	5,798	(121)	5,844	5,704	140
Jackson Park Place	8,341	8,274	67	8,310	8,180	130
Littlestone of Village Green	7,214	7,294	(80)	7,139	7,457	(318)
Oakhurst Apartments	8,118	7,594	524	7,944	7,575	369
Oakwell Farms Apartments	7,000	6,594	406	6,673	6,452	221
Park at Countryside	8,060	7,488	572	8,019	7,281	738
The Park at Fifty Eight	4,818	5,192	(374)	4,961	5,211	(250)
The Retreat	6,269	6,672	(403)	6,259	6,492	(233)
St. Andrews at Westwood Apts	8,838	8,233	605	8,673	8,189	484
Shelby Heights	6,951	6,595	356	6,637	6,937	(300)

Properties acquired in the merger with AFREZ (1)
Bluff Ridge Apartments	7,652	8,061	(409)	7,852	7,770	82
Brentwood Oaks Apartments	8,395	8,146	249	8,070	7,915	155
Delta Crossing	6,561	6,271	290	6,685	6,453	232
Elliot’s Crossing Apartments	7,057	6,159	898	6,598	6,210	388
Fox Hollow Apartments	6,196	6,273	(77)	6,003	6,472	(469)
Highland Park Apartments	6,310	6,650	(340)	6,414	6,378	36
Huntsview Apartments	6,547	6,279	268	6,479	6,146	333
Lakes of Northdale Apartments	8,982	8,085	897	8,407	7,811	596
Misty Springs Apartments	8,084	7,619	465	7,924	7,550	374
Monticello Apartments	10,012	9,668	344	9,914	10,025	(111)
The Ponds at Georgetown	9,729	10,664	(935)	10,424	10,782	(358)
Waterman’s Crossing	9,742	9,633	109	9,755	9,589	166
Waters Edge Apartments	9,537	9,673	(136)	9,167	9,180	(13)

Recently acquired properties
Arbor Hills (2)	6,884	n/a	n/a	6,736	n/a	n/a
The Reserve at Wescott Plantation (2)	10,426	n/a	n/a	10,426	n/a	n/a
Tregaron Oaks (2)	7,709	n/a	n/a	7,709	n/a	n/a

	$7,639	$7,353	286	$7,514	$7,259	255

(1)	Properties were acquired by the Company on June 3, 2004. The above amounts include operating revenues for the two and five months prior to the Company’s ownership.

(2)	Arbor Hills, The Reserve at Wescott Plantation, and Tregaron Oaks were acquired by the Company in December 2004, September 2005, and August 2005, respectively.
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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
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
In addition to the funds that the Company may raise through the issuance of additional equity capital, it may also be able to borrow money to finance the acquisition of additional real estate assets. Borrowing to acquire additional multifamily apartment properties is generally in the form of long-term taxable or tax exempt mortgage loans secured by the acquired properties. The amount of debt the Company can incur is not limited by its charter or otherwise. In general, however, the amount of borrowing used to finance the overall multifamily apartment property portfolio is approximately 55% to 70% of the purchase price of these assets, although higher or lower levels of borrowings may be used on any single property.
The multifamily apartment properties which the Company currently owns are financed under twenty-one mortgage financings with an aggregate principal balance outstanding of approximately $186 million as of September 30, 2005. These mortgages consist of thirteen tax-exempt bonds with an aggregate principal balance outstanding of approximately $111.1 million and eight taxable mortgage notes payable with a combined principal balance of approximately $74.9 million. Eleven of these mortgage obligations, totaling approximately $83.2 million, require periodic payments of principal and interest while the remaining ten mortgage obligations require only periodic payments of interest. Approximately 67% of these mortgage obligations bear interest at a fixed rate with a weighted average interest rate of 5.3% for the three months ended September 30, 2005. The remaining 33% of these mortgage obligations bear interest at variable rates, via interest rate swap agreements, that had a weighted average interest rate of 2.8% for the three months ended September 30, 2005. The interest rate on $26.2 million of the $64.3 million of variable rate debt is capped at 4.5%. Maturity dates on these mortgage obligations range from December 2007 to July 2031. Each of these mortgage loans has been made on a non-recourse basis, which means the lender’s source of payment in the event of default is limited to foreclosure of the underlying property securing the mortgage loan.
In order to mitigate interest rate risk associated with the Company’s variable rate debt, the Company has entered into the following derivative financial instruments.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

	Interest Rate Swaps and Caps
		Counterparty				Company
		Notional		Receive/		Notional		Pay
	Maturity	Amount		Cap Rate		Amount		Rate
Fixed to Variable	December 6, 2006	$4,800	(5)	7.00%		$4,800	(5)	3.05	% (3)
Fixed to Variable	December 6, 2006	$5,300	(5)	7.13%		$5,300	(5)	3.05	% (3)
Fixed to Variable	December 6, 2006	$5,077	(1) (5)	7.75%		$5,104	(1) (5)	3.05	% (3)
Fixed to Variable	January 22, 2009	$8,300	(5)	5.38%		$8,300	(5)	3.05	% (3)
Variable to Fixed	February 3, 2009	$8,100		2.40	% (2)	$8,100		2.82%
Variable to Fixed	June 25, 2009	$10,910		2.40	% (2)	$10,910		3.30%
Fixed to Variable	July 13, 2009	$6,930	(5)	7.25%		$6,930	(5)	3.05	% (3)
Fixed to Variable	July 13, 2009	$3,980	(5)	7.50%		$3,980	(5)	3.05	% (3)
Interest Rate Cap	December 22, 2009	$13,400		4.50	% (4)	N/A		N/A
Interest Rate Cap	December 22, 2009	$12,750		4.50	% (4)	N/A		N/A
Variable to Fixed	January 15, 2012	$11,320		3.44%		$11,320		2.40	% (2)

(1)	Notional amount is tied to the The Exchange at Palm Bay bond payable and adjusts downward as principal payments are made on the bond payable.

(2)	Weighted average Bond Market Association rate for the three months ended September 30, 2005.

(3)	Weighted average Bond Market Association rate for the three months ended September 30, 2005 plus 0.65%.

(4)	Capped rate is tied to the weighted average Bond Market Association rate for the month.

(5)	These are total return swaps.
The $8.1 million variable to fixed swap was entered into on top of and to mitigate the variable rate risk of the fixed to variable swap maturing January 22, 2009. It effectively fixes the interest rate on $8.1 million of bonds payable at 2.82% through February 3, 2009. Other than the $11.3 million variable to fixed rate swap, the Company’s interest rate swaps and caps do not qualify for hedge accounting and thus are accounted for as free standing financial instruments which are marked to market each period through the statement of operations.
The Company also has borrowings in the form of notes payable and borrowings under repurchase agreements. The notes, which were assumed as part of the merger with AFREZ, bear interest at a variable rate with a weighted average interest rate for the three month period of 4.0%. These Notes payable are due January 15, 2008. The borrowings under repurchase agreements bear interest at fixed rates with a weighted average interest rate of 3.75% for the three months ended September 30, 2005 and mature within one year.
Acquisitions of agency securities are principally financed with repurchase agreements. Repurchase agreements take the form of a sale of a security (in this case, an agency security owned by the Company) to a counterparty at an agreed upon price in return for the counterparty’s simultaneous agreement to resell the same securities back to the Company at a future date at a higher price. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a borrowing under which the Company pledges agency securities that it already owns as collateral to secure a short-term loan with a counterparty. The borrowings are then used to acquire additional agency securities, which themselves may be used as collateral for additional borrowings under repurchase agreements. The difference between the sale and repurchase price is the cost, or interest expense, of borrowing under the repurchase agreements. The repurchase agreements may require the Company to pledge additional assets to the lender in the event the market value of existing pledged collateral declines below a specified percentage. The pledged collateral may fluctuate in value due to, among other things, principal repayments, market changes in interest rates and credit quality. The Company retains beneficial ownership of the pledged collateral, including the right to distributions, while the counterparty maintains custody of the collateral securities. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receive back its pledged collateral from the lender or, may renew the repurchase agreement at the then prevailing financing rate. As of September 30, 2005, the Company had borrowed approximately $18.9 million under short-term repurchase agreements to finance its investment in agency securities. These repurchase agreements have a weighted average interest rate of 3.8% and a weighted average maturity of less than 90 days. Total borrowings to acquire agency securities are currently limited by the Company to not more than eight times the amount of equity capital invested or set aside for investment by the Company in agency securities, although the Company can increase this limitation with the approval of the Board of Directors.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Cash Flows from Operating, Investing and Financing Activities
Cash provided by operating activities for the nine months ended September 30, 2005 increased by $4.4 million compared to the same period a year earlier. The increase is due to cash generated by the properties acquired subsequent to September 30, 2004 and improved economic occupancy.
For the nine months ended September 30, 2005 cash used in investing activities was $21.8 million. The Company utilized approximately $25 million to acquire Tregaron and Wescott. The Company also used $7.4 million to invest in a mezzanine loan to America First Communities Offutt Developer, LLC (the “Developer”). The funds from the investment were used by the Developer to partially finance the military housing privatization project at Offutt Air Force Base in Bellevue, Nebraska. The loan agreement requires quarterly payment of principal and interest commencing December 1, 2005, with the final installment due on September 1, 2009. Interest is paid at a variable rate based upon the 30 day LIBOR rate plus 9%. Restricted cash has increased by $7.9 million, primarily as a result of the sale of Park Trace. Prior to its sale, Park Trace collateralized the bonds held by Covey at Fox Valley. When Park Trace was divested, the Company utilized $6 million of cash from the sale as replacement collateral for those bonds. Partially offsetting the above transactions was the receipt of $14 million from the divestiture of Park Trace and the receipt of $6 million in principal payments from the Company’s agency securities.
For the nine months ended September 30, 2005, cash provided by financing activities was $3.5 million. The Company received $12.4 million in proceeds from a mortgage note that it used to partially finance the acquisition of Tregaron. This note bears interest at a fixed rate of 5.1%. The Company also received $6.8 million from new repurchase agreements. These funds were utilized to finance the mezzanine loan to the Developer. Offsetting these cash receipts was the third quarter payment of $4.9 million, upon maturity, of the Littlestone note and dividend payments of $7.9 million. Declared dividends during 2005 have exceeded the Company’s earnings by $5.6 million, thereby increasing the Company’s accumulated deficit to $18.4 million.
In addition to the mortgage note utilized by the Company to acquired Tregaron, the Company also assumed the existing 5.75% fixed rate mortgage note at Wescott of $12.2 million.
Contractual Obligations
The Company had the following contractual obligations as of September 30, 2005 (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Notes payable	$2,413	$—	$—	$2,413	$—

Bonds and mortgage notes payable	$185,979	$1,168	$38,145	$2,896	$143,770

Borrowings under
repurchase agreements	$32,675	$32,675	$—	$—	$—
The Company is also contractually obligated to pay interest on its long-term debt obligations. The weighted average interest rate of the long-term debt obligations outstanding as of September 30, 2005 was approximately 5.3% for fixed-rate debt and 2.8% for variable-rate debt.
Repurchase agreements will either be renewed with new agreements having similar terms or be repaid.
The table above does not include the Company’s contingent obligation due to the Advisor under the terms of the Advisory Agreement. If the Agreement is terminated by the Company without cause, the Company is required to pay the Advisor a termination fee equal to the appraised present value of the amount of administrative fees that would have been earned under the Agreement through December 31, 2016. Such fees for the nine months ended September 30, 2005 were $1.2 million.

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On December 3, 2003, a purported class action lawsuit was filed in the Delaware Court of Chancery against America First Real Estate Investment Partners, L.P. ( “AFREZ”), along with its general partner and America First Companies, L.L.C., by Harvey Matcovsky and Gloria Rein, in their capacities as holders of assigned limited partner interests (“Units”) of AFREZ. The plaintiffs sought to have the lawsuit certified as a class action on behalf of all Unit holders. The lawsuit alleged, among other things, that the defendants acted in violation of their fiduciary duties to the Unit holders in connection with the merger of AFREZ with and into the Company. The plaintiffs were seeking to enjoin the proposed merger and also sought unspecified damages and costs. On August 18, 2005 the lawsuit was dismissed with prejudice, as to the named plaintiffs.
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
10.1 Agreement of Sale and Purchase by and between the Company and TCG Acquisitions, Inc. (incorporated herein by reference to the Current report on Form 8-K filed September 9, 2005).
10.2 Loan and Security Agreement the Company and America First Communities Offutt Developer, LLC (incorporated herein by reference to the Current report on Form 8-K filed September 21, 2005).
10.3 Addendum to the Second Amended and Restated Advisory Agreement by and between the Company and America First Apartment Advisory Corporation (incorporated herein by reference to the Current report on Form 8-K filed September 21, 2005).
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

AMERICA FIRST APARTMENT INVESTORS, INC.

Date: November 9, 2005	/s/ John H. Cassidy
John H. Cassidy President and Chief Executive Officer