Form 10-K
period 2005-12-31
AMERICA FIRST APARTMENT INVESTORS INC
filed 2006-03-15
CIK 1175167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, $.01 par Value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐          NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐          NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑          NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non- accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐          NO ☑
The aggregate market value of the registrant’s common stock held by non-affiliates based on the final sales price of the shares on the last business day of the registrant’s most recently completed second fiscal quarter was $121,900,712.
As of March 10, 2006, there were 11,035,558 outstanding shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement pertaining to its 2006 Annual Shareholders’ Meeting are incorporated herein by reference into Part III.

AMERICA FIRST APARTMENT INVESTORS, INC.

AMERICA FIRST APARTMENT INVESTORS, INC.
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
On June 3, 2004, the Company merged with America First Real Estate Investment Partners, L.P. (“AFREZ”). As a result of the merger, AFREZ was merged with and into the Company. The Company was the surviving entity and assumed all of the assets, liabilities and business operations of AFREZ, including 14 multifamily apartment properties containing 2,783 rental units. As of December 31, 2005, the Company owned 28 multifamily apartment properties containing a total of 6,054 rental units and a 72,002 square foot office/warehouse facility. The Company’s multifamily apartment properties are located in the states of Florida, Tennessee, South Carolina, Oklahoma, Arizona, California, Michigan, Nebraska, North Carolina, Ohio, Virginia and Illinois. On January 31, 2006, the Company acquired a 29th apartment property, The Greenhouse, a high-end, mid-rise apartment building, located in Omaha, Nebraska. The Company has signed a purchase and sale agreement to acquire a 30th apartment property, The Arbors of Dublin, a 288 unit complex located in Dublin, Ohio. The transaction is expected to close by March 27, 2006.
Operating and Investment Strategy
The Company’s operating and investment strategy primarily focuses on multifamily apartment properties as long-term investments. The Company’s operating goal is to generate increasing amounts of net rental income from these properties that will allow it to create shareholder value through increasing the value of the common stock while increasing dividends paid on such stock. In order to achieve this goal, management of these multifamily apartment properties is focused on: (i) maintaining high economic occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas; and (iv) continuing its program of selective property acquisitions and dispositions to increase the value and cash flow potential of its portfolio.
The Company focuses its acquisition efforts on established multifamily apartment properties located in markets with positive growth prospects. In particular, the Company seeks out properties that it believes have the potential for increased revenues through more effective management. In connection with each potential property acquisition, the Company reviews many factors, including the following: (i) the age and location of the property; (ii) the construction quality, condition and design of the property; (iii) the current and projected cash flow generated by the property and the potential to increase cash flow through more effective management; (iv) the potential for capital appreciation of the property; (v) the potential for rental rate increases; (vi) the expected required capital expenditures; (vii) the economic situation in the community in which the property is located and the potential changes thereto; (viii) the occupancy and rental rates at competing properties; and (ix) the potential for liquidity through financing or refinancing of the property or the ultimate sale of the property. The Company does not have any limitations on the percentage of its assets which may be invested in any one property or on the number of properties that it may own in any particular geographic market.
The Company may sell real estate assets from time to time and, in general, it expects to reinvest the net proceeds received from the sale of properties rather than to distribute the net sale proceeds as dividends to stockholders. The Company may sell properties in order to redeploy assets from markets which are overbuilt or declining economically into markets which provide better opportunities for growth in rental income and capital appreciation. In addition, the Company may sell a property that is inconsistent with the Company’s strategic plan and reinvest the net sale proceeds in new properties.
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

Agency securities acquired by the Company are secured by pools of first mortgage loans on single-family residences. Agency securities held by the Company bear interest at an adjustable interest rate or at a fixed rate for an initial period of time (typically one to three years) and then convert to a one-year adjustable rate for the remaining loan term. As of December 31, 2005, the Company had agency securities with a fair market value of approximately $18.2 million.
     (ii) Mezzanine-level financing provided to developers of residential real estate which can take a variety of forms including subordinated mortgage loans and preferred equity investments. These mezzanine level investments will generally be structured to provide the Company with a minimum return by way of a fixed base rate of interest or preferred dividend as well as the opportunity to participate in the excess cash flow and sales proceeds of the underlying apartment property through the payment of participating interest and additional dividends. As of December 31, 2005, the Company had invested $7.2 million in the form of a loan to America First Communities Offutt Developer (the “Developer”). The funds were used by the Developer to partially finance the military housing privatization project at Offutt Air Force Base in Bellevue, Nebraska.
     (iii) Equity investments in other REITs and similar real estate companies which can include publicly traded common stocks. The Company may also acquire controlling and non-controlling interests in other real estate businesses such as property management companies. The Company may decide to invest available cash in these types of securities, but must do so in compliance with REIT tax requirements and in a manner that will not subject it to registration as an investment company under the Investment Company Act of 1940. As of December 31, 2005, the Company had investments of this type with a fair market value of approximately $4.1 million.
By including investments in agency securities, mezzanine-level financing of residential real estate, and investments in other real estate companies, the Company seeks to supplement and stabilize its cash flow by investing in assets that are less affected by the variables that affect the cash flow generated by investments in apartments. In addition, investments in agency securities allow the Company to quickly invest the proceeds from the sale of stock or from the sale of any of its real property investments at potentially higher returns than traditional money market investments. The overall mix of these various types of investments will vary from time to time as the Company seeks to take advantage of opportunities in the real estate industry. In general, however, it is anticipated that at least 80% of the Company’s assets will be invested in multifamily apartment properties.
All investments made by the Company must be made in compliance with applicable requirements for maintaining its status as a REIT for federal income tax purposes. As a REIT, the Company is generally not subject to federal income taxes on distributed income. To maintain qualification as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s ordinary taxable income to shareholders. It is the Company’s current intention to adhere to these requirements and maintain its REIT status.
The Company may modify the investment policies from time to time without the vote of the stockholders.
Financing Strategies
The Company has the authority to finance the acquisition of additional real estate assets in a variety of manners, including raising additional equity capital, reinvestment of cash flows or borrowings. If the Company raises additional equity capital through the issuance of shares of its stock, it may issue shares of common stock or shares of one or more classes of preferred stock. Shares of preferred stock, if any, would have rights and privileges different from common stock, which may include preferential rights to receive dividends. At this time, the Board of Directors has not authorized the issuance of any shares of preferred stock.
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
In addition to the funds that might be raised through the issuance of additional equity capital, the Company is also able to borrow money in a variety of manners in order to acquire additional real estate assets. Borrowings to acquire additional multifamily apartment properties is generally in the form of long-term taxable or tax exempt mortgage loans secured by the acquired properties. These borrowings may be made at either fixed or variable interest rates, but the Company intends to utilize more fixed rate debt than variable rate debt to finance multifamily apartment properties. The terms of some mortgage debt requires periodic payments of principal and interest, while other mortgage financings require only periodic payments of interest with the entire principal due at the end of the loan term. Mortgage loans on our properties will generally be made on a nonrecourse basis, which means that the lender’s source of payment in the event of a default is limited to foreclosure of the underlying property securing the mortgage loan.

The amount of debt the Company can incur is not limited by its Articles of Incorporation or otherwise. In general, however, the amount of borrowing used to finance the overall multifamily apartment property portfolio is approximately 55% to 70% of the purchase price of these assets, although higher or lower levels of borrowings may be used on any single property. In addition, as a practical matter, the Company’s ability to borrow additional money will be limited if it can not issue additional capital stock in order to increase equity. As a general matter, the Company does not intend to use second mortgages on our properties; however, it is not prohibited from doing so.
Properties financed by tax exempt mortgage debt are subject to numerous restrictive covenants, including a requirement that a percentage of the apartment units in each such property be occupied by residents whose income does not exceed a percentage of the median income for the area in which the property is located. These covenants can, and often do, remain in effect until the bonds mature which may be as long as 30 or 40 years. Because of these restrictions, it is possible that the rents charged by these properties may be lowered, or rent increases foregone, in order to attract enough residents meeting the income requirements. In the event that such requirements are not met, interest on mortgage debt could become subject to federal and state income tax, which would result in either an increase in the interest rate we would have to pay or an early termination of the loan that would force the Company to obtain alternative financing. Alternative financing, if available, would generally be expected to be provided by taxable borrowings and, therefore, would be at higher interest rates than the original tax exempt mortgage loan on the property. If alternative financing is not available, we may be forced to sell the property or could lose the property in foreclosure.
The Company may also use some of its current cash flow to partially finance the acquisition of additional multifamily apartment complexes or other investments, but it does not intend to use current cash flows as a primary method of financing these acquisitions and does not intend to reduce dividend levels in order to finance acquisitions of additional real estate investments.
Internalization transactions
On December 30, 2005, the Company completed its transition from being externally advised to being self-advised through the merger of America First Apartment Advisory Corporation (“AFAAC” or “Advisor”) into the Company. The aggregate merger consideration of $11.4 million consisting of $4.0 million in cash, and 525,000 shares of Company stock, was paid to the Burlington Capital Group, LLC (“Burlington”), formerly America First Companies LLC, the parent of AFAAC. As a result of this transaction, the Company will no longer obtain executive and administrative services from the Advisor, and will no longer pay an administrative fee based upon the Company’s asset base, nor will it be required to pay finance charges on future asset purchases. The Company also assumed the employment agreements of its Chief Executive Officer, Chief Investment Officer, and Chief Financial Officer from Burlington in connection with the merger.
The internalization process was initiated with the November 2004 acquisition of certain property management assets, rights to use certain proprietary systems, certain property management agreements, certain employment agreements and other intangible assets from America First Properties Management Companies, LLC. (“America First Properties”) and its parent, Burlington. Prior to this transaction, America First Properties managed each of the multifamily apartment complexes owned by the Company.
AFREZ Merger
On May 26, 2004, the shareholders of the Company approved a merger with AFREZ, pursuant to the Agreement and Plan of Merger entered into by the Company and AFREZ on November 25, 2003. The merger became effective on June 3, 2004.
The Company issued shares of its common stock and paid cash to the holders of the limited partner and general partner interests in AFREZ upon consummation of the merger. Each Unit representing an assigned limited partnership interest in AFREZ as of the date of the merger was converted into the right to receive 0.7910 shares of the common stock of the Company and a cash payment of $0.39 per Unit. Fractional shares were rounded up or down to the nearest whole number. A total of 5,376,353 shares of the common stock of the Company were issued to Unit holders in connection with the merger plus a cash payment of $2.7 million. The general partner’s 1% interest in AFREZ was converted into 54,308 shares of the common stock of the Company plus a cash payment of approximately $27,000. The general partner was an affiliate of the Advisor.
Competition
In each city where the Company’s properties are located, the properties compete with a substantial number of other multifamily properties. Multifamily properties also compete with single-family housing that is either owned or leased by potential tenants. To compete effectively, the Company must offer quality apartments at competitive rental rates. In order to maintain occupancy rates and attract quality tenants, the Company may also offer rental concessions, such as free rent to new tenants for a stated period. The Company also competes by offering a quality apartment lifestyle, in attractive locations and providing tenants with amenities such as recreational facilities, garages and pleasant landscaping.

Environmental Matters
The Company believes that each of its properties is in compliance, in all material respects, with federal, state and local regulations regarding hazardous waste and other environmental matters and is not aware of any environmental contamination at any of its properties that would require any material capital expenditure by the Company for the remediation thereof.
Information Available on Website
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases are available free of charge at www.apro-reit.com as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”). The information on the website is not incorporated by reference into this Form 10-K.
Item 1A. Risk Factors.
The financial condition and results of operations of the Company and its ability to pay dividends are affected by various factors, many of which are beyond the Company’s control. These include the following:
The Company’s financial results are substantially dependent upon the performance of the multifamily apartment complexes.
The performance of the multifamily apartment complexes is affected by a number of factors, some of which are beyond the Company’s control. These include general and local economic conditions, the relative supply of apartments and other homes in the market area, interest rates on single family mortgages and its effect on home buying, the need for and costs of repairs and maintenance of the properties, government regulations and the cost of complying with them, property tax rates imposed by local taxing authorities, utility rates and property insurance rates. If interest rates on single-family mortgages continue to remain low, it could further increase home buying and continue to reduce the number of quality tenants available. In addition, the financing costs, operating costs and the costs of any necessary improvements and repairs to the apartment properties may exceed expectations. As a result, the amount of cash available for distribution to the shareholders could decrease and the market price of the Company’s common stock could decline.
The Company is not completely insured against damages to its properties.
The Company owns several apartment complexes and other properties that are in areas that are prone to damage from hurricanes and other major storms, including five apartment complexes and one commercial property located in Florida. Due to the significant losses incurred by insurance companies on policies written on properties in Florida damaged by hurricanes, property and casualty insurers in Florida have modified their approach to underwriting policies. As a result, the Company assumes the risk of first loss on a larger percentage of the value of its Florida real estate. If any of these properties were damaged in a hurricane or other major storm, the losses incurred could be significant. The Company’s current policies carry a 3% deductible on the insurable value of the properties. The current insurable value of the Florida properties is approximately $44.2 million. Additionally, the Company does not carry flood insurance for those properties located outside of designated flood zones. The Company also does not carry specific insurance for losses resulting from acts of terrorism and such losses may be excluded from coverage under its existing insurance policies.
The Company is subject to the risk normally associated with debt financing.
The Company’s real estate investments are financed with mortgage debt and this subjects it to the risk that the cash flow may not be sufficient to meet required payments of principal and interest on the debt. In addition, the terms of some of the mortgage debt does not require that the principal of the debt be repaid prior to maturity. Therefore, it is likely that the Company will need to refinance at least a portion of this debt as it matures. There is a risk that the terms of any such refinancing will not be as favorable as the existing debt. In addition, the Company may not be able to refinance the entire amount of the existing debt. This could happen, for example, if the collateral value of the financed real estate has declined or if lenders require a lower loan to value ratio at the time of refinancing. The Company’s obligations to make principal debt service payments, which are not treated as deductions for federal income tax purposes, does not relieve it from the obligation of distributing at least 90% of its REIT taxable income to the stockholders. In addition, the Company’s borrowings will be secured by first mortgages on the Company’s real estate assets and security interests in the agency securities and other assets. This exposes the Company to a risk of losing its interests in the assets given as collateral for secured borrowings if it is unable to make the required principal and interest payments when due. In addition, pledged assets may not be available to stockholders in the event of the liquidation of the Company to the extent that they are used to satisfy the amounts due to creditors. The ability to pay dividends to the shareholders is subordinated to the payment of debt service on the Company’s debt and other borrowings.
Real estate financed with tax-exempt debt is subject to certain restrictions.
A number of the Company’s multifamily apartment complexes are financed with tax-exempt bond financing. This type of financing is designed to promote the supply of affordable rental housing and, accordingly, it subjects the financed property to certain restrictive covenants, including a requirement that a percentage of the apartment units in each property be occupied by residents whose income does not exceed a percentage of the median income for the area in which the property is located.

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
Fluctuating interest rates may affect earnings.
Some of the mortgage debt bears interest at short-term variable rates. The short-term rate on this variable rate mortgage debt is tied to an index that is reset on a weekly basis. Increases in the short-term interest rates increases interest expense on these borrowings.
Likewise, the borrowings under repurchase agreements bear interest at short-term fixed rates. An increase in market interest rates would cause the interest rates of the obligations to increase when and if they are renewed upon maturity.
If interest rates increase, the Company will have to pay more interest on its debt, but would not necessarily be able to increase rental income from the multifamily apartment properties. In addition, even though the single family mortgages underlying the agency securities also bear interest at adjustable rates, the interest payable on the agency securities may not adjust upward as quickly as the interest on the repurchase agreements used to finance the agency securities. This will result in a narrowing of the spread between the average interest rate earned on agency securities and the average interest paid to finance the Agency Securities. As this spread narrows, our earnings will decline. Therefore, an increase in interest rates may reduce earnings and this may reduce the amount of funds that the Company has available for distribution to stockholders. This may also affect the market price of the common stock.
The use of derivatives to mitigate interest rate risks may not be effective.
The Company’s policies permit it to enter into interest rate swaps, caps and floors and other derivative transactions to help mitigate interest rate risks. No hedging strategy, however, can completely insulate the Company from the interest rate risks to which it is exposed. Furthermore, certain of the federal income tax requirements that the Company must satisfy in order to qualify as a REIT limit its ability to hedge against such risks.
Multifamily apartment properties are illiquid and their value may decrease.
A substantial amount of the Company’s assets consist of investments in multifamily apartment properties. These investments are relatively illiquid. The ability to sell these assets, and the price received upon sale are affected by a number of factors including the number of potential and interested buyers, the number of competing properties on the market in the area and a number of other market conditions. As a result, the Company may not be able to recover its entire investment in an apartment complex upon sale.
The Company is subject to risks associated with investments in agency securities that differ from those involved with owning multifamily apartment properties.
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
The Company’s financing strategy for its portfolio of agency securities uses a leverage rate of approximately eight times equity capital and by borrowing against a substantial portion of the market value of the agency securities in the form of repurchase agreements. If interest income on the agency securities purchased with borrowed funds fails to cover the cost of the borrowings, the Company will experience net interest expense. The return earned on the agency securities may be reduced if the interest rates on the underlying mortgage loans do not adjust as quickly or as much as necessary in order to match interest rate increases that may occur on the borrowings used to finance the agency securities. In addition, fluctuations in the market value of the agency securities may result from changing interest rates. Accordingly, investments in agency securities may result in lower earnings per share or losses and, as a result, could reduce the amount of cash available for distribution to stockholders.
There are risks associated with making mezzanine investments that differ from those involved with owning multifamily apartment properties.
In general, mezzanine level financing provided by the Company will be subordinate to senior lenders on the financed properties. Accordingly, in the event of a default on investments of this type, senior lenders will have a first right to the proceeds from the sale of the property securing their loan and this may result in the Company receiving less than all principal and interest it is owed on the mezzanine level financing.

Also, since mezzanine level financings are expected to participate in the cash flow or sale proceeds from a financed property, they may carry a base interest rate different than a non-participating financing. However, there can be no assurance that an apartment complex financed with such a participating feature will generate excess cash flow or sale proceeds that will require any payments over the base return payable on the mezzanine financing. Accordingly, investments in mezzanine financings will not necessarily generate any additional earnings and may result in lower earnings or losses and, as a result, the amount of cash available for distribution to stockholders and the market price of the common stock could decline.
The Company may not be able to successfully implement its business plan.
There can be no assurance that the Company will be able to successfully implement its business plan of raising capital and making additional investments in multifamily apartment properties, agency securities and other residential real estate assets. Among other things, it may not be able to locate additional real estate assets that can be acquired on acceptable terms, and it may not be able to raise additional equity capital or obtain additional debt financing on terms that would be acceptable in order to finance the acquisition of additional real estate assets. If additional equity capital is raised, but the Company is not able to invest it in additional apartment complexes, agency securities or other real estate assets that generate net income at least equivalent to the levels generated by other then existing assets, earnings per share could decrease. In that case, the level of dividends that the Company is able to pay may be reduced and the market price of the common stock may decline.
Because of competition, the Company may not be able to acquire investment assets.
In acquiring investment assets, the Company competes with a variety of other investors including other REITs and real estate companies, insurance companies, mutual funds, pension funds, investment banking firms, banks and other financial institutions. Many of the entities with which the Company competes have greater financial and other resources. In addition, many of the Company’s competitors are not subject to REIT tax compliance and may have greater flexibility to make certain investments. As a result, the Company may not be able to acquire apartment complexes, agency securities or other investment assets or it may have to pay more for these assets than it otherwise would.
Company policies may be changed without stockholder approval.
The Board of Directors establishes all of the Company’s fundamental operating policies; including the investment, financing and distribution policies, and any revisions to such policies would require the approval of the Board. Although the Board of Directors has no current plans to do so, it may amend or revise these policies at any time without a vote of the stockholders. Policy changes could adversely affect the Company’s financial condition, results of operations, the market price of the common stock or the Company’s ability to pay dividends or distributions.
The Company has not established a minimum dividend payment level.
The Company intends to pay dividends on its common stock in an amount equal to at least 90% of its REIT taxable income (determined with regard to the dividends paid deduction and by excluding net capital gains) in order to maintain its status as a REIT for federal income tax purposes. Dividends will be declared and paid at the discretion of the Board of Directors and will depend on earnings, financial condition, maintenance of REIT status and such other factors as the Board of Directors may deem relevant from time to time. The Company has not established a minimum dividend payment level and its ability to pay dividends may be adversely affected for the reasons set forth in this section.
The concentration of real estate in a geographical area may make the Company vulnerable to adverse changes in local economic conditions.
The Company does not have specific limitations on the total percentage of real estate investments that may be located in any one geographical area. Consequently, real estate investments that it owns may be located in the same or a limited number of geographical regions. As a result, adverse changes in the economic conditions of the geographic regions in which the real estate investments are concentrated may have an adverse effect on real estate values, rental rates and occupancy rates. Any of these could reduce the income earned from, or the market value of, these real estate investments.
Owning real estate may subject the Company to liability for environmental contamination.
The owner or operator of real estate may become liable for the costs of removal or remediation of hazardous substances released on the Company’s property. Various federal, state and local laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The Company cannot make any assurances that the multifamily apartment properties which it currently owns, or those it may acquire in the future, will not be contaminated. The costs associated with the remediation of any such contamination may be significant and may exceed the value of the property causing the Company to lose its entire investment. In addition, environmental laws may materially limit the use of the properties underlying the real estate investments and future laws, or more stringent interpretations or enforcement policies of existing environmental requirements, may increase the Company’s exposure to environmental liability.

Compliance with the requirements of Governmental Laws and Regulations could be costly.
Many laws and governmental regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently. Under the Americans with Disabilities Act of 1990 (the “ADA”), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Compliance with the ADA requires removal of structural barriers to handicapped access in certain public areas where such removal is “readily achievable.” The ADA does not, however, consider residential properties, such as apartment communities, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as a leasing office, are open to the public. A number of additional federal, state and local laws exist which also may require modifications to the properties, or restrict certain further renovations thereof, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988 (the “FHAA”) requires apartment communities first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the ADA or the FHAA could result in the imposition of fines or an award of damages to private litigants.
The issuance of additional shares of stock could cause the price of the Company’s stock to decline.
The Company has the authority to issue additional equity. These may be shares of common stock or shares of one or more classes of preferred stock. Shares of preferred stock, if any, would have rights and privileges different from common stock, which may include preferential rights to receive dividends. The issuance of additional common stock or other forms of equity could cause dilution of the existing shares of common stock and a decrease in the market price of the common stock.
There are a number of risks associated with being taxed as a REIT.
The Company’s status as a REIT subjects it and its stockholders to a number of risks, including the following:
•	Failure to qualify as a REIT would have adverse tax consequences.
In order to maintain its status as a REIT, the Company must meet a number of requirements. These requirements are highly technical and complex and often require an analysis of various factual matters and circumstances that may not be totally within the Company’s control. Even a technical or inadvertent mistake could jeopardize the Company’s status as a REIT. Furthermore, Congress and the Internal Revenue Service (the “IRS”) might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult or impossible to remain qualified as a REIT. If the Company fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates. Therefore, it could have less funds available for investments and for distributions to the stockholders and it would no longer be required to make any distributions to the stockholders. This may also have a significant adverse effect on the market value of the common stock. In general, the Company would not be able to elect REIT status for four years after a year in which it loses that status as a result of a failure to comply with one or more of the applicable requirements.
•	If the Company fails to qualify as a REIT, the dividends will not be deductible, and the Company’s income will be subject to taxation.
If the Company were to fail to qualify as a REIT in any taxable year, it would not be allowed a deduction for distributions to the stockholders in computing taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on taxable income at regular corporate rates. Unless entitled to relief under certain provisions of the Code, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, amounts available for distribution to stockholders would be reduced for each of the years involved. Although the Company currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations could cause it to revoke its election to be taxed as a REIT.

•	Failure to make required distributions would subject the Company to income taxation.

In order to qualify as a REIT, each year the Company must distribute to stockholders at least 90% of REIT taxable income (determined without regard to the dividend paid deduction and by excluding net capital gains). To the extent that the Company satisfies the distribution requirement, but distributes less than 100% of taxable income, it will be subject to federal corporate income tax on the undistributed income. In addition, the Company will incur a 4% nondeductible excise tax on the amount, if any, by which the distributions in any year are less than the sum of:
o	85% of ordinary income for that year;

o	95% of capital gain net income for that year; and

o	100% of undistributed taxable income from prior years.
Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require the Company to borrow money or sell assets to pay out enough of the taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in a particular year.
Loss of Investment Company Act exemption would adversely affect the Company.
The Company intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. If it fails to qualify for this exemption, the Company’s ability to use borrowings would be substantially reduced and it would be unable to conduct its business. The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. Under the current interpretation of the SEC staff, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in these qualifying real estate interests. Mortgage-backed securities that do not represent all the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. Therefore, the ownership of these mortgage-backed securities is limited by the provisions of the Investment Company Act. In meeting the 55% requirement under the Investment Company Act, the Company treats, as qualifying interests, mortgage-backed securities issued with respect to an underlying pool as to which the Company holds all issued certificates. If the SEC or its staff adopts a contrary interpretation, the Company could be required to sell a substantial amount of its mortgage-backed securities under potentially adverse market conditions. Further, in order to insure that the Company at all times qualifies for the exemption from the Investment Company Act, it may be precluded from acquiring mortgage-backed securities whose yield is somewhat higher than the yield on mortgage-backed securities that could be purchased in a manner consistent with the exemption. The net effect of these factors may be to lower net income.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Properties owned by the Company as of December 31, 2005 are described in the following table:

			Average	Number	Percentage
		Number	Square Feet	of Units	of Units	Economic
Property Name	Location	of Units	Per Unit	Occupied	Occupied	Occupancy(2)
Arbor Hills	Antioch, TN	548	827	496	90%	80%
Belvedere Apartments	Naples, FL	162	829	161	99%	95%
Bluff Ridge Apartments	Jacksonville, NC	108	873	106	98%	94%
Brentwood Oaks Apartments	Nashville, TN	262	852	256	98%	90%
Coral Point Apartments	Mesa, AZ	337	780	317	94%	81%
Covey at Fox Valley	Aurora, IL	216	948	193	89%	76%
Delta Crossing	Charlotte, NC	178	880	171	96%	69%
Elliot’s Crossing Apartments	Tempe, AZ	247	717	235	95%	78%
Fox Hollow Apartments	High Point, NC	184	877	155	84%	74%
Greenbriar Apartments	Tulsa, OK	120	666	112	94%	85%
Highland Park Apartments	Columbus, OH	252	891	239	95%	84%
The Hunt Apartments	Oklahoma City, OK	216	693	201	93%	91%
Huntsview Apartments	Greensboro, NC	240	875	215	90%	79%
Jackson Park Place Apartments	Fresno, CA	296	822	278	94%	90%
Lakes of Northdale Apartments	Tampa, FL	216	873	207	96%	90%
Littlestone of Village Green	Gallatin, TN	200	987	190	95%	81%
Misty Springs Apartments	Daytona Beach, FL	128	786	128	100%	95%
Monticello Apartments	Southfield, MI	106	1,027	98	93%	86%
Oakhurst Apartments	Ocala, FL	214	790	210	98%	95%
Oakwell Farms Apartments	Nashville, TN	414	800	393	95%	80%
Park at Countryside	Port Orange, FL	120	720	118	98%	92%
The Park at 58 Apartments	Chattanooga, TN	196	876	149	76%	73%
The Ponds at Georgetown	Ann Arbor, MI	134	1,002	117	88%	76%
The Reserve at Wescott Plantation	Summerville, SC	192	1,083	181	94%	93%
Tregaron Oaks Apartments	Bellevue, NE	300	875	287	96%	91%
Shelby Heights	Bristol, TN	100	980	96	96%	95%
Waterman’s Crossing	Newport News, VA	260	944	248	95%	91%
Waters Edge Apartments	Lake Villa, IL	108	814	95	88%	77%

		6,054	860	5,652	93%	84%

The Exchange at Palm Bay	Palm Bay, FL	72,007 (1)	n/a	63,393	88%	n/a

(1)	This is an office/warehouse facility. The figure represents square feet available for lease to tenants and percentage of square feet occupied.

(2)	Economic occupancy is presented for the year ended December 31, 2005. Economic occupancy is defined as the net rental income divided by the maximum amount of rental income which could be derived from each property. The statistic is reflective of vacancy, rental concessions, delinquent rents, bad debt and non-revenue units such as model units and employee units.
In the opinion of the Company’s management, each of the properties is adequately covered by insurance. For additional information concerning the properties, see Note 7 to the Company’s consolidated financial statements. A discussion of general competitive conditions to which these properties are subject is included in Item 1 of this report.
Item 3. Legal Proceedings.
There are no material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

Item 4. Submission of Matters to a Vote of Security Holders.
     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2005 to a vote of the Company’s security holders.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     (a) Market Information. Shares of the Company trade on the NASDAQ National Market System under the trading symbol “APRO”. The following table sets forth the high and low sale prices for the shares for each quarterly period in 2005 and 2004.

2005	High	Low
1st Quarter	$12.76	$11.30
2nd Quarter	$12.13	$11.25
3rd Quarter	$13.14	$11.56
4th Quarter	$14.67	$12.16

2004	High	Low
1st Quarter	$12.48	$10.58
2nd Quarter	$11.47	$10.00
3rd Quarter	$11.96	$10.00
4th Quarter	$12.65	$11.20
(b)	Shareholders. As of December 31, 2005 there were approximately 1,308 shareholders of record, and approximately 9,000 “street-name” beneficial holders whose shares are held in names other than their own.

(c)	Dividends. Dividends to shareholders were made on a quarterly basis during 2005 and 2004. Total dividends declared to shareholders during the fiscal years ended December 31, 2005 and 2004 equaled $10.6 million and $9.2 million, respectively.
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding the sources of funds that will be used for cash dividends and for a discussion of factors which may affect the Company’s ability to pay cash dividends at the same levels in 2006 and thereafter.

Item 6. Selected Financial Data.
Set forth below is selected financial data for the Company for the five years ended December 31, 2005. Information for periods prior to January 1, 2003 represents the financial data of the Partnership. Information for the periods beginning June 3, 2004 includes the financial information of AFREZ which merged with the Company as of that date. The information should be read in conjunction with the Company’s consolidated financial statements and Notes thereto filed in response to Item 8 of this report.

	For the	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
(in thousands, except per share amounts)	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001
Rental revenues	$43,747	$29,848	$18,516	$18,987	$19,217
Other income (2)	1,553	979	4,772	308	591
Real estate operating expenses	(21,239)	(16,490)	(9,348)	(9,871)	(9,199)
Depreciation expense	(8,613)	(5,661)	(3,777)	(3,820)	(3,724)
Interest expense	(8,345)	(4,800)	(3,472)	(3,425)	(3,564)
General and administrative expenses	(6,455)	(3,997)	(1,910)	(1,773)	(1,726)
Amortization expense	(3,101)	(2,719)	(288)	(261)	(271)
Contract termination costs (3)	(11,619)	(5,911)	—	—	—

Income (loss) from continuing operations	(14,072)	(8,751)	4,493	145	1,324
Income (loss) from discontinued operations	418	13	(132)	845	1,164
Gain on sales of property	24,606	5,973	—	—	—

Net income (loss)	$10,952	$(2,765)	$4,361	$990	$2,488

Income (loss) from continuing operations per share or BUC (beneficial unit certificate), basic and diluted	$(1.34)	$(1.06)	$0.89	$0.03	$0.27

Net income (loss), basic and diluted, per share or BUC	$1.04	$(0.34)	$0.86	$0.19	$0.48

Dividends (distributions) declared and paid per share or BUC	$1.00	$1.00	$1.00	$1.00	$0.95

Investments in real estate, net of accumulated depreciation (1)	$239,733	$240,501	$114,898	$119,491	$123,792

Total assets	$333,959	$297,397	$166,892	$136,854	$141,552

Bonds and mortgage notes payable	$185,764	$167,150	$82,215	$82,913	$83,570

Borrowings under repurchase agreements	$36,202	$27,875	$33,012	$—	$—

Funds from Operations (4)	$(1,422)	$1,182	$9,362	$5,954	$7,426

Weighted average number of shares or BUCs outstanding — basic	10,513	8,243	5,074	5,023	5,023

(1)	In 2005, the Company sold St. Andrews at Westwood, The Retreat, and Park Trace. These assets are included in Assets of discontinued operations in the 2004 consolidated balance sheet.

(2)	Other income in 2003 includes a $4.4 million gain on a previously written off subordinated note that was realized from the sale of Jefferson Place Apartments.

(3)	Contract termination charges result from the allocation of a portion of the consideration paid by the Company for the Advisor and America First PM Group, Inc, in 2005 and 2004, respectively, to the termination of pre-existing contractual relationships with the acquired companies.

(4)	FFO is calculated in accordance with the definition of FFO that is recommended by the National Association of Real Investment Trusts (“NAREIT”). To calculate FFO under the NAREIT definition, depreciation and amortization expenses related to the Company’s real estate, gains or losses realized from the disposition of depreciable real estate assets, and certain extraordinary items are added back to the Company’s net income. FFO in 2005 and 2004 was negatively affected by $11.6 million and $5.9 million of costs associated with the conversion of the Company to a self-advised and self-managed REIT. Although these costs are required to be included within FFO, these types of expenses will not likely re-occur and the transactions which created these costs are expected to be accretive to FFO in future periods.

The Company believes that FFO is useful in assessing the Company’s operating performance because FFO excludes the depreciation expense on real estate assets and real estate generally appreciates over time or maintains residual value to a much greater extent than other depreciable assets such as machinery or equipment. Additionally, other real estate companies, analysts and investors utilize FFO in analyzing the results of real estate companies.
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
See the Funds from Operations caption included within item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a reconciliation of FFO to net income, which is calculated in accordance with Accounting Principals Generally Accepted in the United States of America.
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
General
     The Company’s primary business is the operation of multifamily apartment properties as long-term investments. Accordingly, the Company’s operating results will depend primarily on the net operating income generated by its multifamily apartment properties. This, in turn, will depend on the rental and occupancy rates of the properties and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. Several factors influence this, including local and national economic conditions, the amount of new apartment construction, interest rates on single-family mortgage loans and the cost of home ownership. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.
     The following table sets forth certain information regarding the Company’s real estate properties as of December 31, 2005:

			Average	Number	Percentage
		Number	Square Feet	of Units	of Units	Economic
Property Name	Location	of Units	Per Unit	Occupied	Occupied	Occupancy (2)
Arbor Hills	Antioch, TN	548	827	496	90%	80%
Belvedere Apartments	Naples, FL	162	829	161	99%	95%
Bluff Ridge Apartments	Jacksonville, NC	108	873	106	98%	94%
Brentwood Oaks Apartments	Nashville, TN	262	852	256	98%	90%
Coral Point Apartments	Mesa, AZ	337	780	317	94%	81%
Covey at Fox Valley	Aurora, IL	216	948	193	89%	76%
Delta Crossing	Charlotte, NC	178	880	171	96%	69%
Elliot’s Crossing Apartments	Tempe, AZ	247	717	235	95%	78%
Fox Hollow Apartments	High Point, NC	184	877	155	84%	74%
Greenbriar Apartments	Tulsa, OK	120	666	112	94%	85%
Highland Park Apartments	Columbus, OH	252	891	239	95%	84%
The Hunt Apartments	Oklahoma City, OK	216	693	201	93%	91%
Huntsview Apartments	Greensboro, NC	240	875	215	90%	79%
Jackson Park Place Apartments	Fresno, CA	296	822	278	94%	90%
Lakes of Northdale Apartments	Tampa, FL	216	873	207	96%	90%
Littlestone of Village Green	Gallatin, TN	200	987	190	95%	81%
Misty Springs Apartments	Daytona Beach, FL	128	786	128	100%	95%
Monticello Apartments	Southfield, MI	106	1,027	98	93%	86%
Oakhurst Apartments	Ocala, FL	214	790	210	98%	95%
Oakwell Farms Apartments	Nashville, TN	414	800	393	95%	80%
Park at Countryside	Port Orange, FL	120	720	118	98%	92%
The Park at 58 Apartments	Chattanooga, TN	196	876	149	76%	73%
The Ponds at Georgetown	Ann Arbor, MI	134	1,002	117	88%	76%
The Reserve at Wescott Plantation	Summerville, SC	192	1,083	181	94%	93%
Tregaron Oaks Apartments	Bellevue, NE	300	875	287	96%	91%
Shelby Heights	Bristol, TN	100	980	96	96%	95%
Waterman’s Crossing	Newport News, VA	260	944	248	95%	91%
Waters Edge Apartments	Lake Villa, IL	108	814	95	88%	77%

		6,054	860	5,652	93%	84%

The Exchange at Palm Bay	Palm Bay, FL	72,007 (1)	n/a	63,393	88%	n/a

(1)	This is an office/warehouse facility. The figure represents square feet available for lease to tenants and percentage of square feet occupied.

(2)	Economic occupancy is presented for the year ended December 31, 2005. Economic occupancy is defined as the net rental income divided by the maximum amount of rental income which could be derived from each property. The statistic is reflective of vacancy, rental concessions, delinquent rents, bad debt and non-revenue units such as model units and employee units.
Executive Summary
Fiscal 2005 was a year of transition for the Company. During 2004 and 2003, the multifamily real estate industry was negatively impacted by soft market conditions attributable to weak economic conditions, continued additional supply of multifamily housing properties and record low interest rates available to purchasers of single family housing. In many of the markets in which our properties are located, these conditions improved in 2005. Our physical occupancy increased by 1% from 2004 to 2005 and the use of concessions decreased. This allowed the Company to increase its economic occupancy from 81% for the year ended December 31, 2004 to 84% for the year ended December 31, 2005.
Demand for apartments in some markets improved due to continued job growth, which has assisted in the creation of new households. Even though home mortgage rates continue to remain relatively low, the creation of new households has strengthened demand for rental housing, especially among newly formed households. While demand has strengthened in many markets, other factors have reduced the supply of available apartments. In particular, the trend toward condominium conversion in Florida has taken a number of rental units out of the market. The Company capitalized on this trend in 2005 by selling St. Andrews at Westwood to a condominium converter for a gain of approximately $20 million.

The other factor affecting the Company was the completion of the transition from being an externally advised REIT to being self advised through the acquisition of the Advisor, for merger consideration of $11.4 million on December 30, 2005. The acquisition of the Advisor was an integral part of the Company’s strategic plan. It simplifies the Company’s structure to facilitate more effective management of the Company and adds an experienced management team to the Company, which is better aligned with the interest of the shareholders. Management believes that as a self-advised REIT, it will have better access to the capital markets and a potentially reduced cost of capital. The strategic plan calls for a secure and growing dividend while enhancing long term portfolio value through a selective acquisition and disposition program that increases our presence in markets with positive growth prospects. Although the termination of the advisory contract with Advisor resulted in an $11.6 million charge to our 2005 financial results, Management expects the merger with the Advisor to be accretive to earnings per share and funds from operations per share immediately through the elimination of the administrative fees previously paid to the Advisor. Additionally, as the Company seeks to expand its portfolio through the acquisition of apartment communities, we will benefit from the absence of property acquisition and administrative fees charged by the Advisor.
Critical Accounting Policies
The preparation of financial statements in accordance with Accounting Principals Generally Accepted in the United States of America (“GAAP”) requires management of the Company to make a number of judgments, assumptions and estimates. The application of these judgments, assumptions and estimates can affect the amounts of assets, liabilities, revenues and expenses reported by the Company. All of the Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements filed in response to Item 8 of this report. The Company considers the following to be its critical accounting policies as they involve judgments, assumptions and estimates that significantly affect the preparation of its consolidated financial statements.
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
Establishment of capitalization policy - Maintenance and repairs are charged to expense as incurred, while significant improvements, renovations and replacements are capitalized. The Company’s capitalization policy is based on management’s judgment and is not necessarily consistent with companies of similar type as there is diversity in such accounting policies adopted by the real estate industry. The Company believes its policy is appropriate in that it capitalizes costs considered to add value to the property, while it expenses those costs which are considered recurring maintenance items. In 2005, the Company modified its capitalization policy to capitalize appliances within the individual units including such items as ovens, refrigerators and water heaters. As a result the Company capitalized approximately $419,000 of such costs in 2005. In 2006, the Company further modified the capitalization policy to allow capitalization of flooring costs when an entire unit’s carpet or vinyl flooring is replaced. This change is accounted for as a change in accounting estimate and will be accounted for prospectively.
Review of properties for impairment - Management reviews each property for impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to the sum of its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. The recognition of an impaired property and the potential impairment calculation are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. The estimated future cash flow of each property is subject to a significant amount of uncertainty in the estimation of future rental receipts, future rental expenses, and future capital expenditures. Such estimates are affected by economic factors such as the rental markets and labor markets in which the properties operate, the current market values for properties in the rental markets, and tax and insurance expenses. Different conditions or different assumptions applied to the calculation may result in different results.
Investment in Agency and Corporate Equity Securities
Valuation – Because all of the Company’s investments in agency securities and corporate equity securities are classified as available-for-sale securities, they are carried on the balance sheet at their estimated fair values. The estimated fair values reflect the average of price quotes received from brokers, which are reviewed by the Company. Price quotes are subject to the brokers’ judgments, assumptions and estimates. If the estimated fair market value is less than the purchase price of the securities for an extended period of time, the Company must also evaluate whether any unrealized losses represent an other than temporary impairment. As of December 31, 2005, the unrealized losses on agency securities do not represent an other than temporary impairment, as the decline in the fair market value of these securities is solely due to increases in interest rates, and are not due to any impairment of the credit quality of the agency securities.

Results of Operations
In accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company has classified the results of operations of the properties sold during 2005 and 2004 as discontinued operations for all periods presented. The property-specific components of net income that are classified as discontinued operations include rental revenue, real estate operating, depreciation expense and interest expense on debt collateralized by the property.
Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004 (in thousands):

	For the year ended	For the year ended	Dollar	Percentage
	December 31, 2005	December 31, 2004	Change	Change
Revenues
Rental revenues	$43,747	$29,848	$13,899	47%
Other	1,553	979	574	59%

Total Revenues	45,300	30,827	14,473	47%

Expenses
Real estate operating	21,239	16,490	4,749	29%
Depreciation	8,613	5,661	2,952	52%
Interest	8,345	4,800	3,545	74%
General and administrative	6,455	3,997	2,458	62%
Amortization	3,101	2,719	382	14%
Contract termination costs	11,619	5,911	5,708	97%

Total Expenses	59,373	39,578	19,794	50%

Loss from continuing operations	$(14,072)	$(8,751)	$(5,321)	61%

     Rental revenues. The June 2004 merger with AFREZ increased rental revenues by $7.8 million, due to twelve months of ownership in 2005 as compared to seven months of ownership in 2004. The acquisitions of Arbor Hills in December 2004, Tregaron Oaks in August 2005, and The Reserve at Wescott Plantation in September 2005 (collectively the “Recently Acquired Properties”), increased rental revenues by $5.2 million. The remaining revenue growth of $900,000 or 3% is attributable to improved economic occupancy for those properties owned for the two years ended December 31, 2005. Improvements in economic occupancy are due to reduced concessions and increased rental rates.
     Other revenues. Other revenues include interest and dividend income and revenues earned from property management fees from unaffiliated parties. During 2005, the Company recognized $1.2 million of interest income, an increase of approximately $400,000 from 2004. The increase is primarily due to a $7.4 million loan made to the Developer, a related party, in September 2005. These funds were used by the Developer to partially finance the military housing privatization project at Offutt Air Force Base in Bellevue, Nebraska. Interest is paid at a variable rate based upon the 30 day LIBOR rate plus 9%. During 2005, the Company recognized $286,000 of interest income from this loan. Also increasing interest income is the interest earned on restricted cash. At December 31, 2005, the Company had $53.3 million of restricted cash. Approximately $29.4 million of the restricted cash resulted from a portion of the proceeds from the sale of St. Andrews at Westwood being placed in a segregated account for purposes of acquiring additional properties in transactions that qualify for the deferral of gain recognition under Section 1031 of the Internal Revenue Code. Additionally, as a result of the divestitures of the Retreat and Park Trace, the Company had to utilize $16.9 million of cash to serve as replacement collateral for mortgage notes which were previously collateralized by these properties. In aggregate, these restricted funds generated $275,000 of interest income. Offsetting these increases was reduced interest income on unrestricted cash and cash equivalents, due to reduced levels of unrestricted cash during 2005.
     Real estate operating expenses. Real estate operating expenses are comprised principally of real estate taxes, property insurance, utilities, repairs and maintenance, and salaries and related employee expenses of on-site employees. The AFREZ merger increased operating expenses by $3.6 million over 2004 levels as the properties acquired in the merger were owned for a full year in 2005 compared to seven months of 2004. The Recently Acquired Properties increased operating expense by $2.7 million. These increases were partially offset by the elimination of the property management fees, which were $1.3 million in 2004. These fees were eliminated due to the internalization of property management functions in November 2004. 2004 results were also negatively impacted by hurricane related expenses of $257,000.

     Depreciation expense. The increase in depreciation expense of $3.0 million is attributable to the acquisition of properties in the merger with AFREZ and the purchase of the Recently Acquired Properties. Depreciation expense incurred by the properties held by the Company prior to the merger with AFREZ was consistent with the depreciation expense incurred in 2004.
     Interest expense. Interest expense increased by $3.5 million from 2004 to 2005. $2.8 million of the increase is due to the debt assumed in the AFREZ merger and to finance the acquisitions of the Recently Acquired Properties. Interest expense also increased by $300,000 due to increased repurchase agreement borrowings and higher interest rates on such borrowings. Also contributing to increased interest expense was the valuation of the Company’s interest rate swaps. In 2004, these swaps reduced interest expense by $273,000. In 2005, the swaps decreased interest expense by $85,000, a change of $188,000. The remaining increase is due to higher interest rates on the Company’s variable rate mortgage notes and bonds.
     General and administrative expenses. General and administrative expenses increased by $2.5 million from the prior year. Salaries and benefits increased by approximately $1.4 million from 2004. These costs increased primarily due to $960,000 of salary and benefit costs incurred as a result of the internalization of the property management operations in November, 2004 and severance payments of $440,000, respectively. General and administrative expenses are also impacted by increased administrative fees paid to the Advisor of approximately $420,000. These fees increased due to the AFREZ merger and the acquisition of the Recently Acquired Properties. The remainder of the increase is primarily attributable to increased consulting fees, directors and officers insurance and professional fees.
     Amortization expense. Amortization expense includes the amortization of in-place lease intangibles and debt financing costs. Amortization costs have increased by approximately $380,000 from the prior year. During 2004, the Company recognized $2.5 million of amortization expense from in-place lease intangibles from the AFREZ merger. In 2005, the Company recognized $2.6 million of amortization expense from the AFREZ properties and Arbor Hills, as well as an additional $343,000 from the 2005 acquisitions of Tregaron Oaks and the Reserve at Wescott Plantation. In-place lease intangibles arise as a result of the allocation of a portion of the total acquisition cost of an acquired property to leases in existence as of the date of acquisition. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow realized at each property during the estimated lease-up period it would take to lease these properties. This allocated cost is amortized over the average remaining term of the leases.
     Contract termination costs. On December 30, 2005, the Company acquired the Advisor through a merger. Prior to the merger, the Advisor provided management and advisory services to the Company. As a result of the Company’s pre-existing relationship with the Advisor, $11.6 million of the $11.8 million total merger consideration was required to be allocated to the termination of the pre-existing contractual relationship and was expensed in the current year.
     In November 2004, the Company acquired certain property management assets, rights to use certain proprietary systems, certain property management agreements, certain employment agreements and other intangible assets from America First Properties Management Companies, LLC. Of the $6.8 million acquisition price, $5.9 million was expensed as an allocation of the acquisition price to the termination of the existing property management relationship on the Company’s properties. The Company estimates that the property management acquisition resulted in incremental earnings of approximately $800,000 in 2005. Through the merger with the Advisor and the acquisition of the property management assets, the Company has completed its transition to a self advised and self managed REIT. As a result, the Company will no longer pay the fees and costs described in Note 13 of the Consolidated Financial Statements.
     Discontinued operations. During 2005, the Company divested the Park Trace Apartments, The Retreat Apartments, and the St. Andrews at Westwood. The results of operations and the gain on the sale of these properties are classified as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss). In connection with these sales, the Company received cash proceeds of $54.4 million, net of closing costs of $1.1 million. These proceeds were partially utilized by the Company to finance the acquisitions of Tregaron Oaks, the Reserve at Wescott Plantation, and the January 2006 acquisition of The Greenhouse. In aggregate, the Company recognized a gain on the sale of these properties of $24.6 million.
     In December 2004, the Company sold The Glades Apartments. The Glades Apartments was sold for a total sales price of $20.0 million which consisted of cash and debt assumed by the buyer. The net cash proceeds to the Company were approximately $11.1 million, net of closing costs of approximately $149,000. A gain on the sale of this property was realized in the amount of $6.0 million. The Company acquired this property in the AFREZ merger.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003(in thousands):

	For the year ended	For the year ended	Dollar	Percentage
	December 31, 2004	December 31, 2003	Change	Change
Revenues
Rental revenues	$29,848	$18,516	$11,332	61%
Other	979	4,772	(3,793)	-79%

Total Revenues	30,827	23,288	7,539	32%

Expenses
Real estate operating	16,490	9,348	7,142	76%
Depreciation	5,661	3,777	1,884	50%
Interest	4,800	3,472	1,328	38%
General and administrative	3,997	1,910	2,087	109%
Amortization	2,719	288	2,431	844%
Contract termination costs	5,911	—	5,911	—

Total Expenses	39,578	18,795	20,783	111%

Income (loss) from continuing operations	$(8,751)	$4,493	$(13,244)	-295%

     Rental revenues. An increase of approximately $10.8 million in rental income was attributable to seven months of income from the properties acquired through the merger with AFREZ. Rental income generated by the properties held by the Company prior to the merger with AFREZ (“same store”) increased approximately $340,000 during 2004 compared to rental income generated during 2003.
     Other revenues. Other revenues in 2003 included the $4.4 million gain recognized in connection with the repayment of the Jefferson Place note. The Company did not record any income from this transaction in 2004. Other revenues in 2004 include interest income on cash equivalents and agency securities of $767,000, as well as a $212,000 gain recognized upon the sale of corporate equity securities.
     Real estate operating expenses. Real estate operating expenses are comprised principally of real estate taxes, property insurance, utilities, repairs and maintenance, property management fees, and salaries and related employee expenses of on-site employees. An increase in real estate operating expenses of approximately $6.0 million during 2004 was attributable to seven months of expense from the properties acquired through the merger with AFREZ. Same store real estate expenses increased approximately $625,000 compared to 2003, primarily as a result of hurricane related expenses of approximately $257,000.
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
     General and administrative expenses. The majority of the increase is attributable to the merger with AFREZ and the inclusion of its corporate general and administrative expenses for seven months of 2004. The most significant impact was the increase due to salaries and related benefits which was approximately $1.1 million and the increase due to administrative fees which was approximately $400,000. In addition, there was approximately $300,000 of costs associated with the Company’s implementation of Sarbanes-Oxley Section 404 pertaining to the Company’s internal controls.
     Amortization expense. This increase is directly related to the amortization of the in-place lease intangibles recorded as a result of the merger with AFREZ. In-place lease intangibles arise as a result of the allocation of the total acquisition costs whereby the Company allocates a portion of the total acquisition cost of a property acquired to leases in existence as of the date of acquisition. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow realized at each property during the estimated lease-up period it would take to lease these properties. This allocated cost is amortized over the average remaining term of the leases.
     Contract termination costs. The Company acquired certain property management assets, rights to use certain proprietary systems, certain property management agreements, certain employment agreements and other intangible assets in November 2004. Of the $6.8 million acquisition price, $5.9 million was expensed. The amount expensed was an allocation of the acquisition price to the termination of the existing property management relationship on the Company’s properties.

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
Funds From Operations (“FFO”)
The following sets forth a reconciliation of the Company’s net income (loss) as determined in accordance with GAAP and its FFO for the periods set forth (in thousands):

	For the year ended December 31,
	2005	2004	2003
Net income (loss)	$10,952	$(2,765)	$4,361
Depreciation expense	8,613	5,661	3,777
In-place lease amortization	2,915	2,466	—
Depreciation and amortization of discontinued operations	704	1,793	1,224

Less: Gain on sales of property	(24,606)	(5,973)	—

Funds from Operations	$(1,422)	$1,182	$9,362

Basic shares outstanding	10,513	8,243	5,074

Funds from Operations per share	$(0.14)	$0.14	$1.85

The Company’s FFO decreased $2.6 million for the year ended 2005. The reduction in 2005 is a result of the contract termination charge of $11.6 million recognized in connection with the merger of the Advisor. During 2004, the Company also recognized a contract termination charge of $5.9 million related to the acquisition of certain assets from America First Properties. The additional contract termination charge is partially offset by additional FFO generated from holding the former AFREZ properties for a full year in 2005; the benefit of the Recently Acquired Properties; same store revenue growth of approximately $900,000; and approximately $800,000 in savings generated from the property management asset acquisition. FFO, prior to considering the contract termination charges was $10.2 million and $7.1 million in 2005 and 2004 respectively.
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
While the Company uses the NAREIT definition of FFO, the Company’s FFO may not be comparable to other REITs or real estate companies with similar assets. This is due in part to the differences in capitalization policies used by different companies and the significant effect these capitalization policies have on FFO. Real estate costs incurred in connection with real estate operations which are accounted for as capital improvements are added to the carrying value of the property and depreciated over time whereas real estate costs that are expensed are accounted for as a current period expense. This affects FFO because costs that are accounted for as expenses reduce FFO. Conversely, real estate costs that are capitalized and depreciated are added back to net income to calculate FFO. The Company’s capitalization policy through 2004 was to treat most recurring capital improvements, such as appliances, vinyl flooring and carpet as expenses.

In 2005, the Company modified its capitalization policy. The Company now capitalizes the appliances within the individual units including such items as ovens, refrigerators and water heaters. In 2006, the Company began capitalizing the cost of flooring for full unit replacement of carpet and vinyl flooring.
Although the Company considers FFO to be a useful measure of its operating performance, FFO should not be considered as an alternative to net income which is calculated in accordance with GAAP.
Supplemental Operating Performance Statistics
As property performance drives the overall financial results for the Company, it is important to examine a few key property performance measures. The following are high level performance measures management uses to gauge the overall performance of our property portfolio.
Physical occupancy, economic occupancy, average annual rent per unit are performance measures that provide management an indication as to the quality of rental revenues. Physical occupancy is calculated simply as the percentage of units occupied out of the total units owned. Economic occupancy is calculated as the net rental revenue divided by the gross potential rental revenue which could be derived from the property portfolio. Economic occupancy is reflective of vacancy, rental concessions, delinquent rents, bad debts and non-revenue units such as model units. The average annual rent per unit is calculated as the total annualized net rental revenue divided by the total number of units owned. Real estate operating contribution is calculated as the excess of rental revenues over real estate operating expenses as a percentage of rental revenues, and provides management an indication as to the ability of the properties to manage expenses in the current occupancy environment. Note real estate operating contribution in 2004 and 2003 include property management fees which were eliminated in November 2004, with the acquisition of certain assets from America First Property Management Companies, LLC.
The following table presents these measures as for the years ended:

	December 31,	December 31,	December 31,
	2005	2004	2003

Physical Occupancy	93%	92%	90%
Economic Occupancy	84%	81%	81%
Average Annual Rent per Unit	$7,840	$7,262	$6,571
Real Estate Operating Contribution	51%	45%	50%
Average Annual rent per unit in 2005 is significantly impacted by the acquisitions of The Reserve at Wescott Plantation and Tregaron Oaks.

The following table provides average annual rent per unit on an individual property basis.

	Annualized Revenue per unit
	Year ended December 31,
Property Name	2005	2004	Change

Properties historically owned by the Company
Belvedere Apartments	$9,747	$9,151	$597
Coral Point	6,410	5,365	1,045
Covey at Fox Valley	9,423	9,120	303
Greenbriar Apartments	5,858	5,701	157
The Hunt Apartments	5,802	5,765	37
Jackson Park Place	8,283	8,231	52
Littlestone of Village Green	7,145	7,434	(289)
Oakhurst Apartments	7,987	7,643	344
Oakwell Farms Apartments	6,715	6,485	229
Park at Countryside	8,050	7,420	630
The Park at Fifty Eight	4,915	5,156	(241)
Shelby Heights	6,688	6,799	(111)

Average	$7,252	$7,022	$230

Properties acquired in the merger with AFREZ (1)
Bluff Ridge Apartments	7,771	7,784	(13)
Brentwood Oaks Apartments	8,142	7,909	232
Delta Crossing	6,670	6,375	296
Elliot’s Crossing Apartments	6,752	5,632	1,120
Fox Hollow Apartments	6,011	6,351	(341)
Highland Park Apartments	6,375	6,388	(13)
Huntsview Apartments	6,490	6,175	315
Lakes of Northdale Apartments	8,545	7,844	702
Misty Springs Apartments	8,003	7,599	404
Monticello Apartments	9,968	10,062	(94)
The Ponds at Georgetown	10,432	10,942	(510)
Waterman’s Crossing	9,764	9,660	103
Waters Edge Apartments	9,202	9,153	50

Average	$8,010	$7,836	$173

Recently acquired properties(2)
Arbor Hills	6,709	6,722	(13)
The Reserve at Wescott Plantation	10,082	n/a	n/a
Tregaron Oaks	8,201	n/a	n/a

(1)	Properties were acquired by the Company on June 3, 2004. The above amounts include operating revenues for the five months prior to the Company’s ownership.

(2)	Arbor Hills, the Reserve at Wescott Plantation, and Tregaron Oaks were acquired by the Company in December 2004, September 2005 and August 2005, respectively. The 2004 amount computed for Arbor Hills is an annualized amount based upon the revenue earned during the Company’s ownership in 2004. The 2005 amounts for the Reserve at Wescott Plantation, and Tregaron Oaks is an annualization of the revenues earned during the Company’s ownership in 2005.
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
The Company uses cash primarily to (i) pay the operating expenses of its multifamily apartment properties, including the cost of capital improvements and, prior to November 2004, fees paid to the property manager; (ii) pay the operating expenses of the Company’s administration, including, through December 2005, the fees paid to its Advisor; (iii) pay debt service on its bonds and mortgages payable; (iv) acquire additional multifamily apartment properties, agency securities and other investments; and (v) pay dividends.

The Company currently expects to maintain dividends at the current rate. Prior to 2005, the Company’s cash provided by operating activities was insufficient to fully fund the current level of dividends. While the Company expects to be able to fund 2006’s dividends from cash provided by operations, it may be required to utilize other means including proceeds from the sale of properties.
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
In addition to the funds that the Company may raise through the issuance of additional equity capital, it may also be able to borrow money to finance the acquisition of additional real estate assets. Borrowing to acquire additional multifamily apartment properties is generally in the form of long-term taxable or tax exempt mortgage loans secured by the acquired properties. The amount of debt the Company can incur is not limited by its Articles of Incorporation or otherwise. In general, however, the amount of borrowing used to finance the overall multifamily apartment property portfolio is approximately 55% to 70% of the purchase price of these assets, although higher or lower levels of borrowings may be used on any single property.
The multifamily apartment properties which the Company currently owns are financed under 21 mortgage financings with an aggregate principal balance of $185.8 million as of December 31, 2005. These mortgages consisted of fourteen tax-exempt bonds with an aggregate principal balance outstanding of approximately $119.2 million and seven taxable mortgage notes payable with a combined principal balance of approximately $66.6 million. Approximately 73% of these mortgage obligations bear interest at a fixed rate with a weighted average interest rate of 5.12% for the year ended December 31, 2005. The remaining 27% of these mortgage obligations bear interest at variable rates that had a weighted average interest rate of 2.88%, including swaps, for the year ended December 31, 2005. Maturity dates on these mortgage obligations range from November 2007 to November 2044. Each of these mortgage loans has been made on a nonrecourse basis, which means that the lender’s source of payment in the event of a default is limited to foreclosure of the underlying property securing the mortgage loan.
In addition, the Company has borrowings in the form of Notes payable. The Notes payable, which were assumed as part of the merger with AFREZ, bear interest at a variable rate with a weighted average interest rate of 4.44% for the year ended December 31, 2005. These Notes payable are due January 15, 2008.
The Company also has short term borrowings under repurchase agreements that bear interest at fixed rates with a weighted average interest rate of 4.54% at December 31, 2005 and mature within one year. Repurchase agreements are utilized by the Company to meet short term working capital needs, and to finance certain investments, such as agency securities and the Offutt Mezzanine Loan, as well as a portion of the cash consideration paid in the acquisition of the Advisor.
Repurchase agreements take the form of a sale of a security (in this case, an agency security owned by the Company) to a counterparty at an agreed upon price in return for the counterparty’s simultaneous agreement to resell the same securities back to the owner at a future date at a higher price. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a borrowing under which the Company pledges agency securities that it already owns as collateral to secure a short-term loan with a counterparty. The borrowings are then used to acquire agency securities, which themselves may be used as collateral for additional borrowings under repurchase agreements. The difference between the sale and repurchase price is the cost, or interest expense, of borrowing under the repurchase agreements. The repurchase agreements may require the Company to pledge additional assets to the lender in the event the market value of existing pledged collateral declines below a specified percentage. The pledged collateral may fluctuate in value due to, among other things, principal repayments, market changes in interest rates and credit quality. The Company retains beneficial ownership of the pledged collateral, including the right to distributions, while the counterparty maintains custody of the collateral securities. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receive back its pledged collateral from the lender or, may renew the repurchase agreement at the then prevailing financing rate. As of December 31, 2005, the Company had borrowed approximately $17.9 million under short-term repurchase agreements to finance its investment in agency securities. These repurchase agreements have a weighted average interest rate of 4.57% and a weighted average maturity of 121 days. Management is contemplating the liquidation of the Company’s agency securities as the interest rate spread on these investments has narrowed. If liquidated, the Company will use the proceeds to repay its borrowings under the repurchase agreements.
To finance the Offutt Mezzanine Loan and the Advisor acquisition, the Company utilized repurchase agreements collateralized by GNMA securities of certain 100% owned properties. Other than the collateral, the terms of these repurchase agreements are similar to those described above.
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
Cash provided by operating activities for the year ended December 31, 2005 increased by $3.1 million compared to the same period a year earlier due to increased rental income as a result of owning the AFREZ properties for the full year in 2005, compared to seven months in 2004, and improvements in economic occupancy.
In 2005, $21.3 million of cash was used for investing activities. The Company utilized cash for investing activities on the following transactions:
•	The Company utilized approximately $25.0 million to acquire Tregaron Oaks and the Reserve at Wescott Plantation.

•	$7.4 million was used to invest in the Offutt Mezzanine Loan. The funds from the investment were used by the Developer to partially finance the military housing privatization project at Offutt Air Force Base in Bellevue, Nebraska. The loan agreement requires quarterly payment of principal and interest. Interest is paid at a variable rate based upon the 30 day LIBOR rate plus 9%. This loan was repaid by the Developer on February 27, 2006. The Company used $6.0 million of the proceeds to pay down a portion of the currently outstanding repurchase agreement debt.

•	The Company placed an additional $45.2 million in restricted accounts. This increase is primarily due to the placement of $29.3 million of the proceeds from the sale of St. Andrews in a Section 1031 exchange account. The use of this account, allows the Company, upon meeting certain conditions, to defer the majority of the taxable gain from the sale. Restricted cash also increased as a result of the sale of Park Trace and St. Andrews at Westwood. Prior to their sales, Park Trace and St. Andrews collateralized bonds payable. When Park Trace and the Retreat were sold, the Company utilized $16.6 million of cash from the sales as replacement collateral for those bonds. The Company may, at its option, replace the cash collateral with replacement properties, and is contemplating doing so in 2006.
Partially offsetting the above transactions was the receipt of $54.4 million from the divestiture of the aforementioned properties and the receipt of $7.7 million in principal payments from the Company’s agency securities.
Financing activities provided $4.1 million of cash in 2005. The Company utilized repurchase agreements to borrow an additional $8.3 million, net of repayments. This cash was utilized to partially finance the Offutt mezzanine loan and the merger with the Advisor. Additionally, the Company utilized $12.4 million in proceeds from a mortgage note to partially finance the acquisition of Tregaron. Offsetting these proceeds was the use of $10.5 million for dividend payments and $4.9 million to repay the Littlestone note upon its maturity. Since the Company’s formation, dividends declared have exceeded the Company’s earnings, creating an accumulated deficit of $12.3 million.
Off Balance Sheet Arrangements
As of December 31, 2005 and 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Note 13 to the Company’s consolidated financial statements.

Contractual Obligations
The Company had the following contractual obligations as of December 31, 2005 (in thousands):

	Payments due by period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Notes payable	$2,413	$—	$2,413	$—	$—
Bonds and mortgage notes payable	$185,764	$1,207	$38,258	$18,123	$128,176
Borrowings under repurchase agreements	$36,202	$36,202	$—	$—	$—
The Company is also contractually obligated to pay interest on its long-term debt obligations. Assuming variable interest rates remain consistent with average rates in place at December 31, 2005, and prior to the expected savings resulting from the Company’s interest rate swaps and caps, the Company expects to pay approximately $9.7 million in interest on its long-term debt obligations in 2006. Based upon the current spread between the receive and pay rates on interest rate swaps and caps, the Company expects it will receive net cash inflows during 2006 on these agreements.
The Company intends to pay down a portion of the repurchase agreements as they come due. The remaining agreements will be renewed with repurchase agreements having similar terms, although the interest rates may continue to increase.
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
Recent Accounting Pronouncements
In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements.
In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation”, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The statement must be applied by December 31, 2005. The adoption of this interpretation did not have a material impact on the Company’s consolidated financial position or results of operations.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R will require the company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). As the Company currently recognizes compensation expense based on the fair value of equity based compensation, the Company does not anticipate the adoption of this standard will have a material impact on the consolidated financial statements.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets an amendment of APB No. 29. This Statement amends APB Opinion No. 29, Accounting for Non-monetary Transactions to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. This Statement requires that an entity record a non-monetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. This Statement is effective for fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk on Bonds and Mortgage Notes Payable
The Company’s primary market risk exposure is interest rate risk. The Company’s exposure to market risk for changes in interest rates relates primarily to its variable rate long-term borrowings and its repurchase agreements. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company’s control.
The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates and enters into derivative financial instruments, such as interest rate swaps and caps. The Company has not entered into derivative instrument transactions for speculative purposes.
At December 31, 2005, the Company had approximately $36.2 million in repurchase agreement borrowings, with a weighted average interest rate of 4.5%. Variation in interest rates affect the Company’s cost of borrowings on these agreements. A 100 basis point increase or decrease in the interest rates will increase or decrease interest expense by approximately $360,000.
As of December 31, 2005, approximately 73% of the Company’s long-term borrowings consisted of fixed-rate financing. The remaining 27% consisted of variable-rate financing. Variations in interest rates affect the Company’s cost of borrowing on its variable-rate financing. The interest rates payable by the Company on these obligations increase or decrease with certain index interest rates. If the Company’s borrowing costs increase, the amount of cash available for distribution to shareholders will decrease. Had the average index rates increased or decreased by 100 basis points during the year ended December 31, 2005, interest expense on the Company’s variable-rate debt financing would have increased or decreased by approximately $509,000.
The following table presents information about the Company’s financial instruments that are sensitive to changes in interest rates, including principal amounts and weighted average interest rates by year of maturity for the Company’s bonds and mortgage payable (in thousands):

Fixed-Rate Borrowings			Variable-Rate Borrowings
		Weighted			Weighted
	Principal	Average		Principal	Average
Maturity	Amount	Interest Rate	Maturity	Amount	Interest Rate (1)
2006	$1,096	6.06%	2006	$111	3.09%
2007	13,579	5.37%	2007	4,920	3.09%
2008	14,330	5.06%	2008	5,429	3.09%
2009	12,286	6.84%	2009	140	3.09%
2010	1,137	5.85%	2010	4,560	3.09%
Thereafter	92,416	4.85%	Thereafter	35,760	2.79%

	$134,844			$50,920

(1)	Weighted average rate for the year ended December 31, 2005.

As of December 31, 2005, the Company had entered into the following derivative financial instruments (in thousands):

	Interest Rate Swaps and Caps
		Counterparty				Company
		Notional		Receive/		Notional		Pay
	Maturity	Amount		Cap Rate		Amount		Rate
Fixed to Variable	December 6, 2006	$4,800	(4)	7.00%		$4,800	(4)	3.53	%(3)
Fixed to Variable	December 6, 2006	$5,300	(4)	7.13%		$5,300	(4)	3.53	%(3)
Fixed to Variable	December 6, 2006	$5,060	(1) (4)	7.75%		$5,060	(1) (4)	3.53	%(3)
Fixed to Variable	January 22, 2009	$8,300	(4)	5.38%		$8,300	(4)	3.53	%(3)
Variable to Fixed	February 3, 2009	$8,100		2.88	%(2)	$8,100		2.82%
Variable to Fixed	June 25, 2009	$10,910		2.88	%(2)	$10,910		3.30%
Fixed to Variable	July 13, 2009	$6,930	(4)	7.25%		$6,930	(4)	3.53	%(3)
Fixed to Variable	July 13, 2009	$3,980	(4)	7.50%		$3,980	(4)	3.53	%(3)
Variable to Fixed	January 15, 2012	$11,320		2.88	%(2)	$11,320		3.44%
Interest Rate Cap	December 22, 2009	$13,400		4.50%		N/A		N/A
Interest Rate Cap	December 22, 2009	$12,750		4.50%		N/A		N/A

(1)	Notional amount is tied to the Exchange at Palm Bay bond payable and adjusts downward as principal payments are made on the bond payable.

(2)	Weighted average Bond Market Association rate for the three months ended December 31, 2005.

(3)	Weighted average Bond Market Association rate for the three months ended December 31, 2005 plus 0.65%.

(4)	These are total return swaps.
The $10.9 million variable to fixed rate swap was entered into on top of and to mitigate the variable rate risk of those fixed to variable rate swaps maturing July 13, 2009. It effectively fixes the interest rate on $10.9 million of bonds payable at 3.30% through June 25, 2009.
Other than the $11.3 million variable to fixed rate interest rate swap, entered into by the Company in January 2005, the interest rate swap and cap contracts owned by the Company do not qualify for hedge accounting and thus are accounted for as free standing financial instruments which are marked to market each period through the Consolidated Statement of Operations and Comprehensive Income (Loss) as an increase or decrease in interest expense. For the swap that does qualify as a cash flow hedge, changes in the fair market value of the derivative are recorded as a component of Accumulated Other Comprehensive Income (Loss) in the Consolidated Statements of Stockholders’ Equity and Partners’ Capital.
As the above tables incorporate only those exposures or positions that existed as of December 31, 2005, they do not consider those exposures or positions that could arise after that date. The Company’s ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company’s risk mitigating strategies at that time and interest rates.
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
Credit Risk of Cash Concentrations
The Company’s cash and cash equivalents are deposited primarily in a trust account at a single financial institution and are not covered by the Federal Deposit Insurance Corporation.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of America First Apartment Investors, Inc.
We have audited the accompanying consolidated balance sheets of America First Apartment Investors, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of America First Apartment Investors, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 14, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
America First Apartment Investors, Inc:
We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows of America First Apartment Investors, Inc. and subsidiaries for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of America First Apartment Investors, Inc. and subsidiaries for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Omaha, Nebraska
March 15, 2004, except as to the 2003 information included in note 4, which is as of March 14, 2006

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$4,743	$10,634
Restricted cash	53,279	8,039
Real estate assets:
Land	35,022	31,607
Buildings	245,170	212,269

Total	280,192	243,876
Less: accumulated depreciation	(40,459)	(34,139)

Real estate assets, net	239,733	209,737
Investments in agency securities, at fair value	18,189	26,192
Investments in corporate equity securities, at fair value	4,073	4,321
Investment in mezzanine loan	7,173	—
In-place lease intangibles, net of accumulated amortization of $5,377 and $2,465, respectively	550	2,572
Assets of discontinued operations	—	30,764
Other assets	6,219	5,138

Total assets	$333,959	$297,397

Liabilities
Accounts payable and accrued expenses	$8,996	$7,039
Dividends payable	2,759	2,628
Notes payable	2,413	2,413
Bonds and mortgage notes payable	185,764	167,150
Borrowings under repurchase agreements	36,202	27,875

Total liabilities	236,134	207,105

Contingencies

Stockholders’ Equity
Common stock, $0.01 par value; 500,000,000 shares authorized, 11,035,558 and 10,510,558 issued and outstanding	110	105
Additional paid-in capital	110,157	102,766
Accumulated deficit	(12,318)	(12,628)
Accumulated other comprehensive income (loss)	(124)	49

Total stockholders’ equity	97,825	90,292

Total liabilities and stockholders’ equity	$333,959	$297,397

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	For the Year ended	For the Year ended	For the Year ended
	December 31, 2005	December 31, 2004	December 31, 2003
Revenues:
Rental revenues	$43,747	$29,848	$18,516
Interest and dividend income	1,171	767	328

Gain on sales of corporate equity securities	—	212	—
Gain on Jefferson Place subordinated note	—	—	4,444
Other income	382	—	—

Total revenues	45,300	30,827	23,288

Expenses:
Real estate operating	21,239	16,490	9,348
Depreciation	8,613	5,661	3,777
Interest	8,345	4,800	3,472
General and administrative	6,455	3,997	1,910
Amortization	3,101	2,719	288
Contract termination costs	11,619	5,911	—

Total expenses	59,372	39,578	18,795

Income (loss) from continuing operations	(14,072)	(8,751)	4,493

Income (loss) from discontinued operations	418	13	(132)
Gain on sales of discontinued property	24,606	5,973	—

Net income (loss)	$10,952	$(2,765)	$4,361

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	(282)	(344)	615
Less: Reclassification adjustments for gains realized in net loss	—	(212)	—
Unrealized gains on derivatives	109	—	—

	(173)	(556)	615

Comprehensive income (loss)	$10,779	$(3,321)	$4,976

Earnings per share- basic and diluted
Income (loss) from continuing operations	$(1.34)	$(1.06)	$0.89
Income (loss) from discontinued operations and gain on sales of discontinued property	2.38	0.72	(0.03)

Net income (loss)	$1.04	$(0.34)	$0.86

Dividends declared per share	$1.00	$1.00	$1.00

Weighted average number of shares outstanding
basic	10,513	8,243	5,074

diluted	10,513	8,243	5,076

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(in thousands)

							Accumulated
			Common		Additional		Other
	General	BUC	Stock	Common	Paid-In	Accumulated	Comprehensive
	Partner	holders	Shares	Stock	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2002	$97	$47,312	—	$—	$—	$—	$—	$47,409
Issuance of shares of the Company in exchange for BUCs and the General Partner interest of the Partnership	(97)	(47,312)	5,074	51	47,368	—	(10)	—
Issuance of common stock	—	—	1	—	12	—	—	12
Net income	—	—	—	—	—	4,361	—	4,361
Stock option compensation	—	—	—	—	38	—	—	38
Change in net unrealized holding gains (losses)	—	—	—	—	—	—	615	615
Dividends declared	—	—	—	—	—	(5,075)	—	(5,075)

Balance, December 31, 2003	—	—	5,075	51	47,418	(714)	605	47,360
Net loss	—	—	—	—	—	(2,765)	—	(2,765)
Issuance of common stock	—	—	5,436	54	55,327	—	—	55,381
Stock option compensation	—	—	—	—	21	—	—	21
Change in net unrealized holding gains (losses)	—	—	—	—	—	—	(556)	(556)
Dividends declared	—	—	—	—	—	(9,149)	—	(9,149)

Balance, December 31, 2004	—	—	10,511	105	102,766	(12,628)	49	90,292
Net income	—	—	—	—	—	10,952	—	10,952
Issuance of common stock	—	—	525	5	7,329	—	—	7,334
Stock option compensation	—	—	—	—	62	—	—	62
Change in unrealized holding holding gains (losses)	—	—	—	—	—	—	(282)	(282)
Change in unrealized holding gains on interest rate swaps	—	—	—	—	—	—	109	109
Dividends declared	—	—	—	—	—	(10,642)	—	(10,642)

Balance, December 31, 2005	$—	$—	11,036	$110	$110,157	$(12,318)	$(124)	$97,825

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years ended,
	2005	2004	2003
Operating activities
Net income (loss)	$10,952	$(2,765)	$4,361
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	9,317	7,122	5,001
Gain on sales of discontinued property	(24,606)	(5,973)	—
Gain on sale of corporate equity securities	—	(212)	—
Contract termination costs	11,619	5,911	—
Gain on Jefferson Place subordinated note	—	—	(4,444)
Change in fair value on interest rate swap agreements	(85)	(273)	11
Amortization	3,269	3,321	292
Non cash stock option compensation	62	21	38
Change in other operating assets	(272)	385	(422)
Change in accounts payable and accrued expenses	1,104	704	(139)

Net cash provided by operating activities	11,360	8,241	4,698

Investing activities
Real estate capital improvements and acquisitions	(27,067)	(5,398)	(409)
Principal received on agency securities	7,667	11,004	187
Change in restricted cash	(45,240)	263	529
Mezzanine loan	(7,444)	—	—
Net proceeds from repayment of Jefferson Place subordinated note	—	—	2,356
Proceeds from principal repayment of mezzanine loan	350	—	—
Proceeds from sales of real estate	54,352	11,076	—
Proceeds from sales of corporate equity securities	125	3,876	—
Acquisition of America First Real Estate Investment Partners, LP	—	(3,963)	—
Acquisition of America First Advisory Corporation	(4,065)	—	—
Purchase of property management assets	—	(6,898)	—
Cash received in acquisition of America First Real Estate Investment Partners, LP	—	8,400	—
Acquisition of agency securities	—	(1,565)	(36,114)

Net cash (used) provided by investing activities	(21,322)	16,795	(33,451)

Financing activities
Borrowings under repurchase agreements	11,300	—	33,012
Proceeds from mortgage notes	12,370	—	—
Issuance of common stock	—	44	11
Debt financing costs paid	(140)	(419)	—
Dividends paid	(10,511)	(7,790)	(5,074)
Repayments of borrowings under repurchase agreements	(2,973)	(12,111)	—
Principal payments on bonds and mortgage notes payable	(5,975)	(1,044)	(698)

Net cash provided (used) in financing activities	4,071	(21,320)	27,251

Change in cash and cash equivalents	(5,891)	3,716	(1,502)
Cash and cash equivalents at beginning of period	10,634	6,918	8,420

Cash and cash equivalents at end of period	$4,743	$10,634	$6,918

Continued

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	For the Years ended,
	2005	2004	2003
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,500	$5,153	$4,669

Noncash investing and financing activities:
Dividends declared but not paid	$2,759	$2,628	$1,269

Issuance of shares for Advisory Corporation acquisition	$7,334	$—	$—

Assumption of debt in connection with property acquisition	$12,218	$26,150	$—

Issuance of shares for AFREZ merger	$—	$55,338	$—

Relinquishment of debt in connection with property disposition	$—	$8,775	$—

The accompanying notes are an integral part of the consolidated financial statements.

1. Organization
America First Apartment Investors, Inc. (the “Company”) is a Maryland corporation which, as of December 31, 2005, owns and operates 28 multifamily apartment projects and an office warehouse facility. The Company also invests in mortgage-backed securities and other real estate assets.
The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. As a REIT, the Company is generally not subject to federal income taxes on distributed income. To maintain qualification as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s ordinary taxable income to stockholders.
The Company is the successor in interest to America First Apartment Investors, L.P. (the “Partnership”) which merged with and into the Company as of January 1, 2003. Prior to that time the Company had no material assets or business operations. As a result of this merger, the Company assumed the assets, liabilities and business operations of the Partnership. In addition, on June 3, 2004, America First Real Estate Investment Partners, L.P. (“AFREZ”) merged with and into the Company as more fully described in Note 5. As a result of this merger, the Company acquired the assets, assumed the liabilities and business operations of AFREZ.
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

Restricted cash, which is legally restricted to its use, at December 31, 2005 is primarily comprised of $29.5 million of funds held in a tax-deferred Section 1031 exchange account and $16.7 million of cash providing additional collateral on the bonds payable at Coral Point and Covey at Fox Valley. The remaining amount results from resident security deposits, required maintenance reserves, escrowed funds and collateral for various interest rate swap agreements.

D)	Investment in Real Estate

The Company’s investment in real estate is carried at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the related asset, generally 27-1/2 years on multifamily residential apartment buildings, 31-1/2 years on commercial buildings and five to fifteen years on capital improvements and is calculated using the straight-line method. Depreciation of improvements on the Company’s commercial property is based on the term of the related tenant lease using the straight-line method. Effective January 1, 2005, the Company began capitalizing appliances purchased for tenant use. During the year ended December 31, 2005, $419,000 of such costs were capitalized. Had the Company continued to follow its previous capitalization policy, net income would have been reduced by approximately $0.04 per share. Maintenance and repairs are charged to expense as incurred, while significant improvements, renovations and replacements are capitalized.

Management reviews each property for impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the carrying value of each real estate property to the sum of its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. There were no impairment losses incurred and/or recorded in any of the years ended December 31, 2005, 2004 and 2003.

The Company allocates the purchase price of property acquisitions to the acquired tangible assets, including land, buildings and identifiable intangible assets based on the fair value of those assets and liabilities. Identifiable intangible assets include the value of in-place leases.

The fair value of the tangible assets is determined based on the assumption that the building is vacant. In-place lease intangibles arise as a result of the allocation of a portion of the total acquisition costs of a property to leases in existence as of the date of acquisition. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow realized at each property during the estimated lease-up period it would take to lease these properties. This allocated cost is amortized over the average remaining term of the leases.

E)	Investment in Agency Securities and Corporate Equity Securities

Agency securities consist of mortgage-backed securities issued or guaranteed as to payment of principal or interest by an agency of the United States government or a federally-chartered corporation such as the Federal National Mortgage Association, Government National Mortgage Association, or the Federal Home Loan Mortgage Corporation. Corporate equity securities consist of shares of other REITs and similar real estate companies.

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

Debt financing costs are capitalized and amortized on a straight-line basis over the stated life of the term of the related debt which approximates the effective yield method. Debt financing costs of approximately $730,000 and $769,000 are included in other assets on the Company’s Consolidated Balance Sheets as of December 31, 2005 and 2004, respectively. These costs are net of accumulated amortization of $1.7 million and $1.5 million as of December 31, 2005 and 2004, respectively.

G)	Borrowings under Repurchase Agreements

With a repurchase agreement, the Company sells a security to a lender and agrees to repurchase the same or similar securities in the future for a price that is higher than the original sales price. The difference between the sales price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of the repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew such agreement at the then prevailing financing rate. These repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

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

Taxable income differs from income for financial statement purposes, primarily due to differences for tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investment in real properties. The following table reconciles income (loss) as reflected in the Company’s financial statements to REIT taxable income for 2005 (estimated) 2004, and 2003 (in thousands):

	Estimated
	2005	2004	2003
Net income (loss) per financial statements	$10,952	$(2,765)	$4,361
Reconciling items:
Add differences in deductions for depreciation and amortization	1,884	2,848	131
Add (less) basis difference for assets acquired or disposed	(6,055)	5,399	(1,706)
Less tax exempt interest income	—	—	(2,740)
Other book/tax differences (net)	105	92	12

Taxable income subject to the dividend requirement	6,886	5,574	58

Minimum dividend required (90% of taxable income)	$6,197	$5,017	$52

The actual tax deduction for dividends taken, and the taxability of dividends to shareholders, is based on a measurement of “earnings and profits” as defined by the Internal Revenue Code. Although similar to taxable income, as defined by the Internal Revenue code, earnings and profits differ from regular taxable income, primarily due to further differences in the estimated useful lives of assets and methods used to compute depreciation. The following table reconciles the dividends paid deduction taken by the Company (the portion of dividends paid that are taxable as ordinary income to shareholders) on its tax returns to cash dividends paid (in thousands):

	2005	2004	2003
Common dividends paid:
Ordinary dividends	$4,310	$7,246	$5,074
Long-term capital gain	6,201	—	—
Return of capital	—	544	—

Total dividends paid	$10,511	$7,790	$5,074

J)	Discontinued Operations

Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, requires that the results of operations for properties sold during the period or classified as held for sale at the end of the current period be classified as discontinued operations for all periods presented. The property-specific components of net earnings that are classified as discontinued operations include rental revenue, real estate operating expenses, depreciation expense and interest expense on debt collateralized by the property. The net gain or loss on the eventual disposal of the held for sale properties is also required to be classified as discontinued operations. During 2005, the Company divested the Park Trace Apartments, The Retreat Apartments and the St. Andrews at Westwood Apartments. During 2004, the Glades was divested. There were no divestitures during 2003.

K)	Net Income (Loss) per share

Net income (loss) per share is based on the weighted average number of shares outstanding during each year presented. Diluted net income (loss) per share includes shares issuable upon exercise of outstanding stock options where the conversion of such instruments would be dilutive.

L)	Derivative Instruments and Hedging Activities

The Company accounts for its derivative and hedging activities in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires the recognition of all derivative instruments as assets or liabilities in the Company’s Consolidated Balance Sheets and measurement of these instruments at fair value. The accounting treatment is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. The change in fair value of freestanding derivative instruments is recognized in earnings in the absence of a specific hedge designation. The fair value of the interest rate swap and cap agreements are determined based upon current fair values as quoted by recognized dealers.

M)	Recently Issued Accounting Pronouncements

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation”, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The statement must be applied by December 31, 2005. The adoption of this interpretation did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R will require the company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). As the Company currently recognizes compensation expense based on the fair value of equity based compensation, the Company does not anticipate the adoption of this standard will have a material impact on the consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets an amendment of APB No. 29. This Statement amends APB Opinion No. 29, Accounting for Non-monetary Transactions to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. This Statement requires that an entity record a non-monetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. This Statement is effective for fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on the consolidated financial statements.

3. Internalization Transactions
On December 30, 2005, the Company completed its transition to a self-advised and self-managed REIT through the merger with America First Advisory Corporation (the “Advisor”). Prior to the merger, the Advisor provided management and advisory services to the Company. The purchase price was approximately $11.8 million, including $400,000 of transaction costs. Approximately $4.0 million of the merger consideration was paid in cash and the remainder was paid by the issuance of 525,000 shares of common stock. As a result of this transaction, the Company no longer pays fees or expense reimbursements to the Advisor. During 2005, the Company paid $4.2 million in fees and reimbursable expenses to the Advisor.
On November 8, 2004, America First PM Group, Inc., (“PM Group”) a wholly-owned subsidiary of the Company, acquired certain property management assets, rights to use certain proprietary systems, certain property management agreements, certain employment agreements and other intangible assets from America First Properties Management Companies, LLC (“America First Properties”) and its parent, Burlington Capital Group LLC, (formerly known as America First Companies, LLC) (“Burlington”), for total consideration of $7.0 million, including $200,000 of transaction costs. Prior to this transaction, America First Properties managed each of the multi-family apartment complexes owned by the Company. The fees for services provided were $1.3 million, and $1.0 million for the years ended December 31, 2004 and 2003, and are included in real estate operating expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). As a result of this transaction, the management of the Company’s properties and certain other properties owned by unaffiliated parties were assumed by the Company.
In connection with each transaction, a Special Committee of the Board of Directors of the Company (“Special Committee”), comprised solely of independent directors of the Company, negotiated the terms and conditions of the transaction on behalf of the Company. In each transaction, the Special Committee retained an independent investment banking firm to render an opinion as to the fairness to the Company of the consideration paid for the acquired assets. In accordance with Emerging Issue Task Force Issue No. 04-01, Accounting for Preexisting Relationships between Parties to a Business Combination, the Company expensed $11.6 million and $5.9 million in 2005 and 2004, respectively, as an allocation of the acquisition price to the termination of the pre-existing contractual relationships.
4. Discontinued Operations
During 2005, the Company divested of three properties, the Park Trace Apartments, The Retreat Apartments, and St. Andrews at Westwood, for cash proceeds of $54.4 million, net of closing costs of approximately $1.1 million. In 2004, The Glades Apartments were sold for a total sales price of $20.0 million, consisting of cash proceeds of $11.1 million (net of approximately $150,000 of closing costs) and the assumption of $8.8 million of debt.
In connection with these transactions, the Company has recognized gains of $24.6 million and $6.0 million in 2005 and 2004, respectively.
Summary results of operations for the aforementioned properties are as follows (in thousands):

	For the year ended	For the year ended	For the year ended
	December 31, 2005	December 31, 2004	December 31, 2003

Revenues	$4,286	$6,954	$5,611
Expenses	3,868	6,941	5,743

Income (loss) from discontinued operations	$418	$13	$(132)

Since each of the properties sold collateralized a portion of the Company’s bonds, the Company has allocated interest to the divested properties in accordance with EITF 87-24, Allocation of Interest to Discontinued Operations. Interest expense of $685,000, $899,000 and $844,000 was allocated in the years ended December 31, 2005, 2004 and 2003, respectively. The net book value of the real estate sold during 2005 was $30.8 million at December 31, 2004.
5. Merger
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
Pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations, the Company allocated a portion of the total acquisition cost of a property acquired to leases in existence as of the date of acquisition. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow deficit at each property during the lease-up of these properties. This allocated cost is amortized over the average remaining term of the leases.
The following table summarizes the estimated fair value of AFREZ assets acquired and liabilities assumed at the date of the merger and the total value of the merger consideration. The purchase price was allocated as follows (in thousands):

Cash and cash equivalents
Unrestricted	$8,400
Restricted	3,616
Investment in agency securities	97
Investments in corporate equity securities	5,973
Investment in real estate assets	115,856
In-place lease intangibles	4,839
Other assets	1,317

Total assets acquired	140,098

Accounts payable and accrued expenses	2,823
Notes payable	2,413
Bonds and mortgage notes payable	68,586
Borrowings under repurchase agreements	6,975

Total liabilities assumed	80,797

Net assets acquired	$59,301

Cash paid and direct expenses	$3,963
Common stock issued	55,338

Value of merger consideration	$59,301

The following unaudited, pro-forma financial information assumes the AFREZ acquisition occurred at the beginning of 2003, and does not contemplate property divestitures during 2005. The most significant adjustments to the periods presented is the inclusion of AFREZ’s results for the entire periods presented in addition to the amortization expense related to in-place lease intangibles being reflected in 2003 rather than in 2004. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 2003, or the results which may occur in the future (in thousands):

	For the	For the
	Year Ended	Year Ended
	Dec. 31, 2004	Dec. 31, 2003
Total rental income	$45,636	$43,680

Net income	$144	$7,677

Net income per share, basic and diluted	$0.01	$0.73
6. Acquisition of Properties
In the third quarter of 2005, the Company completed the acquisition of two properties, The Reserve at Wescott Plantation, a 192 unit complex located in Summerville, South Carolina, and Tregaron Oaks, a 300 unit complex located in Bellevue, Nebraska. The purchase of the Reserve at Wescott included 9.2 acres of adjacent land that can be utilized for future development. The aggregate, contractual purchase price for these properties was $36.4 million. In December 2004, the Company acquired Arbor Hills, a 548 unit complex located in Antioch, Tennessee for $29.7 million. The following purchase price allocations have been preliminarily calculated, and may change up to one year subsequent to the respective acquisition dates, as additional information about the acquired assets and liabilities is obtained (in thousands):

	2005	2004
Land	$3,415	$4,400
Buildings	33,000	25,336

Total real estate assets	36,415	29,736

Other assets	1,489	1,535

Total assets acquired	37,904	31,271

Mortgage note payable	12,218	26,150
Other liabilities	577	476

	12,795	26,626

Net assets acquired	$25,109	$4,645

Included in other assets in 2005 and 2004 is $890,000 and $812,000, respectively, of in-place lease intangible assets which will be amortized over a twelve month period.
The Tregaron Oaks purchase was partially funded through a 10-year, $12.4 million mortgage note that bears interest at 5.1%. The remaining purchase price was funded with cash on hand. In connection with the acquisitions of The Reserve at Wescott Plantation and Arbor Hills, the Company assumed the existing first mortgage loans of $12.2 million and $26.1 million respectively.

7. Investments in Real Estate
The Company’s investments in real estate as of December 31, 2005 and 2004 are comprised of the following (in thousands):

					Building	Carrying	Carrying
		Number			and	Value at	Value at
Property Name	Location	of Units		Land	Improvements	Dec. 31, 2005	Dec. 31, 2004
Arbor Hills(1)	Antioch, TN	548		$4,400	$25,534	$29,934	$29,736
Belvedere Apartments(1)	Naples, FL	162		956	8,355	9,311	9,294
Bluff Ridge Apartments(1)	Jacksonville, NC	108		203	3,522	3,725	3,704
Brentwood Oaks Apartments (1)	Nashville, TN	262		2,000	9,883	11,883	11,837
Coral Point Apartments (1)	Mesa, AZ	337		2,240	9,387	11,627	11,444
Covey at Fox Valley(1)	Aurora, IL	216		1,320	10,511	11,831	11,819
Delta Crossing	Charlotte, NC	178		800	5,060	5,860	5,831
Elliot’s Crossing Apartments (1)	Tempe, AZ	247		1,301	9,720	11,021	11,004
Fox Hollow Apartments (1)	High Point, NC	184		1,000	5,155	6,155	6,148
Greenbriar Apartments (1)	Tulsa, OK	120		648	3,828	4,476	4,442
Highland Park Apartments (1)	Columbus, OH	252		1,562	6,349	7,911	7,881
The Hunt Apartments (1)	Oklahoma City, OK	216		550	7,110	7,660	7,611
Huntsview Apartments (1)	Greensboro, NC	240		1,845	6,638	8,483	8,435
Jackson Park Place Apartments (1)	Fresno, CA	296		1,400	10,839	12,239	12,301
Lakes of Northdale Apartments (1)	Tampa, FL	216		1,553	8,876	10,429	10,007
Littlestone of Village Green (1)	Gallatin, TN	200		621	10,031	10,652	10,602
Misty Springs Apartments	Daytona Beach, FL	128		742	3,983	4,725	4,573
Monticello Apartments	Southfield, MI	106		565	5,291	5,856	5,848
Oakhurst Apartments (1)	Ocala, FL	214		847	8,538	9,385	9,266
Oakwell Farms Apartments (1)	Nashville, TN	414		1,946	16,226	18,172	18,129
Park at Countryside(1)	Port Orange, FL	120		647	2,720	3,367	3,254
The Park at 58 Apartments(1)	Chattanooga, TN	196		231	4,283	4,514	4,501
The Ponds at Georgetown	Ann Arbor, MI	134		653	6,878	7,531	7,499
The Reserve at Wescott Plantation(1)	Summerville, SC	192		1,725	15,601	17,326	—
Tregaron Oaks Apartments(1)	Bellevue, NE	300		1,690	17,399	19,089	—
Shelby Heights(1)	Bristol, TN	100		175	2,965	3,140	3,128
Waterman’s Crossing(1)	Newport News, VA	260		1,620	12,825	14,445	14,346
Waters Edge Apartments	Lake Villa, IL	108		486	4,658	5,144	5,107
The Exchange at Palm Bay (1)	Palm Bay, FL	72,002	(2)	1,296	3,005	4,301	6,129

						280,192	243,876
Less accumulated depreciation						(40,459)	(34,139)

Balance at end of year						$239,733	$209,737

(1)	Property is encumbered as described in Note 8.

(2)	This is an office/warehouse facility. The figure represents square feet available for lease to tenants.
8. Bonds and Mortgage Notes Payable
The Company has financed its multifamily apartment properties and its commercial property with long-term mortgage debt consisting of thirteen tax-exempt bond financings and eight taxable mortgage notes. Each debt obligation is secured by a first mortgage or deed of trust on the property. Bonds and mortgage notes payable as of December 31, 2005 and 2004 consist of the following (dollars in thousands):

	Effective					Carrying Amount
	Interest		Maturity	Payment and	Annual	December 31,
Collateral	Rate		Date	Prepayment or Redemption Terms	Payments	2005	2004
Bonds Payable:
Coral Point Apartments	4.96%		03/01/2008	Semiannual payment of interest due each March 1 and September 1. Prepayable at par + 1% in March 2006.	interest only	$13,090	$13,090

Covey at Fox Valley	5.30%		11/01/2007	Semiannual payment of interest due each May 1 and November 1. Prepayable at par + 1% in March 2006.	interest only	12,410	12,410

Brentwood Oaks Apartments	3.44	%(1)	07/15/2031	Monthly payment of interest due on the 12th of each month. Prepayable at any time.	interest only	11,320	11,320

Lakes of Northdale and Bluff Ridge Apartments	2.86	%(2)	05/15/2012	Monthly payment of interest due on the 11th of each month. Prepayable at any time.	interest only	9,610	9,610

Jackson Park Place Apartments	5.80%		12/01/2027	Monthly payment of principal and interest due the 1st of each month. Prepayable at par in January 2007.	$599	7,434	7,596

The Hunt Apartments	3.30	%(3)	07/01/2029	Semiannual payment of interest due each Jan. 1 and July 1. Prepayable at any time.	interest only	6,930	6,930

Oakhurst Apartments	3.53	%(4)	12/01/2007	Semiannual payment of interest due each June 1 and Dec. 1. Prepayable at any time.	interest only	5,300	5,300

The Exchange at Palm Bay	3.53	%(4)	11/01/2010	Monthly payment of principal and interest due the 25th of each month. Prepayable at any time.	$499	5,060	5,153

Belvedere Apartments	3.53	%(4)	12/01/2007	Semiannual payment of interest due each June 1 and Dec. 1. Prepayable at par since December 2003.	interest only	4,800	4,800

Greenbriar Apartments	3.30	%(3)	07/01/2029	Semiannual payment of interest due each Jan. 1 and July 1. Prepayable at any time.	interest only	3,980	3,980

Shelby Heights and Park at Countryside	6.10%		03/01/2022	Semiannual payment of principal and/or interest due each March 1 and September 1. Prepayable at par + 1% in March 2007.	range from $266 to $276	2,760	2,855

Elliot’s Crossing Apartments	2.82	%(5)	02/01/2014	Semiannual payment of interest due each April 1 and October 1. Prepayable at par +1.5% in April 2009	$540	8,146	8,140

Arbor Hills and Littlestone at Village Green	2.76	%(6)	12/01/2025	Monthly payment of interest due the 1st of each month. Prepayable at any time.	interest only	26,150	26,150

The Park at 58 Apartments	6.65%		03/01/2021	Semiannual payment of principal and/or interest due each March 1 and September 1. Prepayable at par + 1% in March 2006.	range from $220 to $225	2,180	2,255

						$119,170	$119,589

	Effective				Carrying Amount
	Interest	Maturity	Payment and	Annual	December 31,
Collateral	Rate	Date	Prepayment or Redemption Terms	Payments	2005	2004
Mortgage Notes Payable:

Oakwell Farms Apartments	6.935%	05/01/2009	Monthly payment of principal and interest due the 1st of each month. Prepayment allowed with 30 days notice and premium	$1,029	11,900	12,097

Waterman’s Crossing	5.52%	11/01/2012	Monthly payment of principal and interest due on the 1st of each month. Prepayment allowed with 30 days notice.	$790	10,746	10,859

Huntsview Apartments	5.83%	01/01/2012	Monthly payment of principal and interest due on the 1st of each month. Prepayable at par +1% until June 2011.	$509	6,986	7,112

Highland Park Apartments	4.69%	09/01/2013	Monthly payment of principal and interest due on the 1st of each month. Prepayment allowed with 30 days notice.	$435	6,404	6,502

Fox Hollow Apartments	6.91%	03/01/2011	Monthly payment of principal and interest due on the 1st of each month. Prepayable at par +1% until September 2010.	$493	5,960	6,043

Littlestone at Village Green	7.68%	09/15/2005	Monthly payment of principal and interest due the 15th of each month.	$543	—	4,948

Tregaron Oaks Apartments	5.12%	09/01/2015	Monthly payments of interest due on the first of each month Prepayable at par +1% until March 2015.	interest only	12,370	—

The Reserve at Wescott Plantation	5.75%	11/01/2044	Monthly payment of principal and interest due on the 1st of each month. Prepayable at par subsequent to June 2013.	$788	12,228	—

					$66,594	$47,561

					$185,764	$167,150

(1)	In January 2005, the Company entered into an interest rate swap transaction which fixed the rates on the bonds to 3.44% through January 2012.

(2)	Bond payable bears interest at a highly rated bond composite variable rate that is reset weekly and capped at 7.50%, the rate at 12/31/2005 was 3.43%, averaged for the year 2.86%.

(3)	In June 2004, the Company entered into an interest rate swap transaction which fixed the rates on the bonds to 3.30% through June 2009.

(4)	The interest rate on these bonds is variable based upon the Bond Market Association average rate plus 0.65%.

(5)	The Company entered into an interest rate swap transactions that fix the rates on the bond to 2.82%. These agreements terminate in June 2009.

(6)	Bond payable bears interest at a highly rated bond composite variable rate that is reset weekly and is capped at 4.5%, the rate at 12/31/2005 was 3.45%, the average for the period was 2.76%
Accrued interest of $1.7 million as of December 31, 2005 and 2004, respectively, is included in Accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets.
As of December 31, 2005, the Company’s aggregate borrowings with maturities during the next five years and thereafter are as follows (in thousands):

Principal
Maturity	Amount
2006	$1,207
2007	18,499
2008	19,759
2009	12,426
2010	5,697
Thereafter	128,176

$185,764

9. Investments in Securities
The following table presents the components of the carrying value of the Company’s investments in securities as of December 31, 2005 and 2004 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2005:
Agency Securities	$18,485	$—	$(296)	$18,189
Corporate Equity Securities	4,010	87	(24)	4,073

2004:
Agency Securities	$26,328	$4	$(140)	$26,192
Corporate Equity Securities	4,136	185	—	4,321
The Company’s cost of agency securities reflects the amortized cost of the securities. The various pools making up the Company’s investments in agency securities have stated rates ranging from 3.95% to 7.50% and various principal maturities. The agency securities serve as collateral for approximately $17.9 million of borrowings under repurchase agreements. The unrealized losses associated with the agency securities reflect a decline in the fair market value of these securities solely due to increases in interest rates, and are not due to any impairment of the credit quality of the agency securities.

10. Jefferson Place Subordinated Note
During 2003, the Company recorded a gain of $4.4 million resulting from the repayment of its subordinate note due from the owners of Jefferson Place Apartments. The note was repaid out of the sale proceeds of Jefferson Place Apartments. The total gain is comprised of $2.7 million of cash proceeds from the sale less $300,000 of written off receivables for a net cash gain of $2.4 million. The Company also recorded a $2.1 million non-cash gain representing the reversal of a loss reserve. The subordinate note due from the owners of Jefferson Place Apartments had an original principal value of $3.5 million, a net book value of $0, and was received by the Partnership’s predecessor in 1997 in connection with the re-issuance of the Jefferson Place tax-exempt bonds which were originally owned by the Partnership’s predecessor. The subordinate note represented unpaid tax-exempt interest and principal on the original bonds. In connection with the 1997 re-issuance, the Partnership’s predecessor also issued a guarantee of the re-issued bonds that was collateralized by one of its other properties and recorded a loss reserve of $2.1 million for the guarantee. The loss reserve represented management’s best estimate of the potential collateral guarantee loss based upon the estimated fair values of the respective properties at the inception of the collateral guarantee and was reversed on June 26, 2003, when the Company was relieved of its collateral guarantee via the sale of Jefferson Place.
11. Borrowings under Repurchase Agreements
Borrowings under repurchase agreements as of December 31, 2005 and 2004 consisted of the following (dollars in thousands):

	Interest	Maturity		Carrying Amount
Collateral	Rate	Date	Payment Schedule	December 31, 2005	Dec. 31, 2004
Repurchase agreements collateralized by agency securities:
FNMA Pool #759197	4.63%	06/13/2006	Interest payments and principal due at maturity	$15,427	$16,400

FNMA Pool #670676	4.18%	01/24/2006	Interest payments and principal due at maturity	2,500	4,500

				17,927	20,900

Other repurchase agreements, collateralized by GNMA Certificates:

Misty Springs	4.40%	03/09/2006	Interest payments and principal due at maturity	2,919	—

Waters Edge	4.40%	03/09/2006	Interest payments and principal due at maturity	3,881	—

Monticello	4.65%	06/28/2006	Interest payments and principal due at maturity	4,500	—

The Ponds at Georgetown	4.53%	03/28/2006	Interest payments due quarterly, principal due at maturity	6,975	6,975

				$36,202	$27,875

Accrued interest of approximately $72,000 and approximately $184,000 as of December 31, 2005 and 2004 is included in Accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets.
The Company renewed the repurchase agreement due January 24, 2006 with a new agreement, which pays interest at 4.62% and is due April 24, 2006. The Company intends to pay down a portion of the repurchase agreements as they come due. The remaining agreements will be renewed with repurchase agreements having similar terms.

12. Notes Payable
Notes payable were acquired as a result of the AFREZ merger described in note 5. These notes were originally issued by AFREZ in a roll-up transaction of two partnerships, Capital Source L.P. and Capital Source L.P. II (the “Cap Source Partnerships”). The notes bear interest at the rate equal to 120% of the annual applicable federal rate for debt instruments with a term of not over three years as determined by the Internal Revenue Code and applicable regulations thereunder. As of December 31, 2005, such rate was 5.22%. The annual interest rate on the notes is calculated by averaging such interest rates for each month. Such rate averaged 4.44% during 2005. The notes provide for annual installments of accrued interest payable on the 15th of each January. The unpaid principal balance and any accrued but unpaid interest is due January 15, 2008.
The Company may, at its option, redeem all or any portion of the notes at any time at a price equal to 100% of the outstanding principal balance of the notes together with accrued interest to the date fixed for redemption. The Company is required to use 80% of the net proceeds, as defined in the indenture of trust related to such notes, from sales or refinancings of assets of the Company that were originally owned by the Cap Source Partnerships prior to the AFREZ merger to prepay the notes. The Company is required to deposit such proceeds into a segregated trust account established under the indenture, and when the funds in the account equal or exceed $5 million, the proceeds will be used to redeem the notes as provided in the indenture.
13. Transactions with Related Parties
Advisory Agreement
Prior to the Company’s internalization transaction described in Note 3, the Advisor operated under an Advisory Agreement (“the Agreement”) with the Company, which included the following provisions: (i) the Advisor will administer the day-to-day operations of the Company; (ii) the Advisor will act as the authorized agent on behalf of the Company in connection with the identification, evaluation, purchase, financing, operation and disposition of all real estate assets; (iii) the Advisor will provide the executive and administrative personnel and services required for the operation of the Company; (iv) the Advisor will maintain the financial records and perform the financial reporting of the Company; and (v) the Advisor will monitor and provide information to the Board of Directors on an on-going basis. In connection with the merger with the Advisor, the Company will no longer be subject to the Advisory agreement, and now utilizes the personnel obtained in the transaction to provide such services.
In connection with these services, the Company paid the following fees to the Advisor and its Affiliates (in thousands):

		For the year ended	For the year ended	For the year ended
		December 31, 2005	December 31, 2004	December 31, 2003

Administrative fees	(1)	$1,586	$1,200	$883
Administrative fees— agency securities	(2)	60	154	8
Property management fees	(3)	—	1,300	1,000
Property acquisition fees	(4)	456	371	—
Reimbursement of direct and allocated costs	(5)	2,132	2,894	1,063

(1)	Administrative Fee — General- This fee is equal to 0.55% per annum of the sum of: (i) the original principal amount of the bonds originally issued to a predecessor to the Company; (ii) the purchase price paid by the Company for new assets that are then held by the Company; (iii) the outstanding principal of mezzanine financing provided by the Company to unaffiliated owners of residential real estate, plus (iv) the value of the AFREZ properties on the date of the merger of AFREZ with and into the Company. Such fees are included in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

(2)	Administrative Fee — Agency Securities- This fee is equal to 0.25% per annum of the outstanding principal balance of all agency securities held by the Company plus an incentive equal to 20% of the amount by which the total net interest income realized by the Company from its portfolio of agency securities during each calendar month exceeds the average dollar amount of stockholders’ equity invested in agency securities during the month times the composite dividend yield reported by the National Association of Real Estate Investment Trusts for equity REITs which invest in residential apartment properties.

(3)	Property Management Fees- Until November 8, 2004, an affiliate of the Advisor, America First Properties, provided property management services for the multifamily properties owned by the Company. The fees for services provided represented the lower of: (i) costs incurred in managing the properties, or (ii) customary fees for such services determined by reference to national statistics.

(4)	Property Acquisition Fee- In connection with the identification, evaluation, and acquisition of real estate assets, the Advisor receives a fee in the amount of 1.25% of the gross purchase price paid by the Company for such real estate assets.

(5)	Reimbursement of Direct and Allocated Costs- The Company reimburses the Advisor and its affiliate for certain costs and expenses that it incurs in connection with the carrying out of the Company’s business activities.
Included in accounts payable and accrued expenses in the Consolidated Balance Sheets are amounts due to the Advisor and its affiliate for administrative fees and reimbursed costs and expenses of approximately $162,000 as of December 31, 2004.
Mezzanine loan
On September 15, 2005, the Company loaned $7.4 million to America First Communities Offutt Developer, L.L.C. (the “Developer”). The funds were used by the Developer to partially finance the military housing privatization project at Offutt Air Force Base in Bellevue, Nebraska. The loan agreement requires quarterly payment of principal and interest commencing December 1, 2005, with the final installment scheduled to be made on September 1, 2009. Interest is paid at a variable rate based upon the 30 day LIBOR rate plus 9%. At December 31, 2005 the interest rate was 13.4%. During 2005, the Company recognized $286,000 of interest income related to the mezzanine loan. The transaction was reviewed and approved by the independent members of the Board of Directors, in consultation with independent counsel. Due to the related party nature of the transaction, the Company was not obligated to pay either an acquisition fee or an administration fee to the Advisor.
The loan is collateralized by the assets of the Developer and provides the right, upon default, to receive all construction management and development fees, as defined in the respective agreements, earned by the Developer on the privatization project. To further protect its interest, the Company has received an irrevocable, unconditional guarantee from Burlington on the outstanding principal balance and all interest on the loan.
14. Stock Option Plan
The Company adopted a Stock Option Plan (the “Plan”) on April 1, 2002 to permit awards of equity based compensation to those providing services to the Company. The Plan is administered by the Compensation Committee of the Board of Directors. The Plan allows for the granting of options to purchase an aggregate of up to 750,000 shares of the Company’s common stock. The Plan authorizes the Board of Directors and its Compensation Committee to grant Incentive Stock Options (“ISOs”), as defined under section 422 of the IRS Code, non-qualified stock options (“NQSOs”), and dividend equivalent rights (“DERs”) to eligible persons. The exercise price for options granted under the Plan shall not be less than the fair market value of the Company’s common stock on the date of the grant. Options granted under the Plan expire 10 years from the respective grant dates of the options. Generally, the options vest 25% on the grant date and 25% on each of the next three anniversaries of the grant date. Additionally, concurrent with each grant, the Compensation Committee has also granted DERs. These DERs vest in a manner consistent with the option grants and allow the holder to receive dividend payments on vested options that are not yet exercised.

Stock option activity for the period ended December 31, 2005 is summarized as follows (in thousands):

	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2002	—	$—
Granted	40,000	8.73
Cancelled	—	—

Balance at December 31, 2003	40,000	8.73

Granted	—	—
Cancelled	(5,000)	8.73
Exercised	(5,000)	8.73

Balance at December 31, 2004	30,000	8.73
Granted	31,000	12.87
Cancelled	—	—

Balance at December 31, 2005	61,000	$10.83

Options exercisable at December 31, 2005	34,000	$10.22

As of December 31, 2005, 22,500 of the exercisable options have an exercise price of $8.73 and a remaining contractual life of 7.1 years. The remaining 11,500 of exercisable options have a weighted average exercise price of $12.87 and a remaining contractual life of 9.8 years. The exercise price of the options ranges from $8.73- $13.64.
The Company accounts for its stock options using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, the Company records compensation expense based upon the estimated fair value of its granted options, over their vesting period. The compensation expense is included in general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) with the related offset to additional paid-in capital on the Consolidated Balance Sheets. Compensation expense for stock options was approximately $62,000, $21,000, and $38,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Payments on the DERs for options not exercised are charged to earnings when declared and were $26,000, $20,000 and $10,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted in:

	2005	2004
Risk-free interest rate	4.30%	3.24%
Expected-life	6 years	5 years
Volatility	12%	20%
Estimated fair value	$3.22	$2.19
15. Fair Value of Financial Instruments
The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
Cash and cash equivalents, restricted cash, investments in agency securities, investments in corporate equity securities, accounts payable, dividends payable, interest rate swap and caps and borrowings under repurchase agreements: Fair value approximates the carrying value of such assets and liabilities due to their accounting policy and/or short-term nature.
Bonds and mortgage notes payable and notes payable: Fair value is generally based on estimated future cash flows discounted using the quoted market rate, from an independent source, of similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments (in thousands):

	As of December 31, 2005		As of December 31, 2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Bonds and mortgage notes payable	$185,764	$193,602	$167,150	$178,089

Notes payable	$2,413	$2,413	$2,413	$2,413

16. Interest Rate Swap and Cap Agreements
The Company may enter into interest rate swap and cap agreements to manage or hedge its interest rate risk on its bonds and mortgage notes payable. In the absence of a specific and effective hedging relationship, interest rate swaps and caps are accounted for as free standing financial instruments which are marked to market each period through the statement of operations. Other than the $11.3 million variable to fixed rate interest rate swap, entered into by the Company in January 2005, the interest rate swap and cap contracts owned by the Company do not qualify for hedge accounting and thus are accounted for as free standing financial instruments which are marked to market each period through the statement of operations as a component of interest expense. For the swap that does qualify as a cash flow hedge, changes in the fair market value of the derivative are recorded as a component of Accumulated Other Comprehensive Income in the Consolidated Statements of Stockholders’ Equity and Partners’ Capital. The Company recorded a $85,000, and $273,000 gain for the years ended December 31, 2005 and 2004 and a $11,000 loss for the year ended December 31, 2003 representing the change in the estimated fair value of the interest rate swap and cap agreements which do not qualify for hedge accounting. The fair value of interest rate swap and cap agreements, including the designated cash flow hedge, is included in Other assets on the Company’s Consolidated Balance Sheets in the amount of $510,000 as of December 31, 2005. As of December 31, 2004, the Company had recorded an asset of $453,000 in other assets and a liability of $138,000 in accounts payable and accrued expenses. The fair value of the interest rate swap and cap agreements was determined based upon current fair values as quoted by recognized dealers.
As of December 31, 2005, the Company had entered into nine interest rate swap agreements and two interest rate cap agreements, with notional amounts and terms as follows (dollars in thousands):

	Interest Rate Swaps and Caps
		Counterparty				Company
		Notional		Receive/		Notional		Pay
	Maturity	Amount		Cap Rate		Amount		Rate
Fixed to Variable	December 6, 2006	$4,800	(4)	7.00%		$4,800	(4)	3.53	%(3)
Fixed to Variable	December 6, 2006	$5,300	(4)	7.13%		$5,300	(4)	3.53	%(3)
Fixed to Variable	December 6, 2006	$5,060	(1)(4)	7.75%		$5,060	(1)(4)	3.53	%(3)
Fixed to Variable	January 22, 2009	$8,300	(4)	5.38%		$8,300	(4)	3.53	%(3)
Variable to Fixed	February 3, 2009	$8,100		2.88	%(2)	$8,100		2.82%
Variable to Fixed	June 25, 2009	$10,910		2.88	%(2)	$10,910		3.30%
Fixed to Variable	July 13, 2009	$6,930	(4)	7.25%		$6,930	(4)	3.53	%(3)
Fixed to Variable	July 13, 2009	$3,980	(4)	7.50%		$3,980	(4)	3.53	%(3)
Variable to Fixed	January 15, 2012	$11,320		2.88	%(2)	$11,320		3.44%
Interest Rate Cap	December 22, 2009	$13,400		4.50%		N/A		N/A
Interest Rate Cap	December 22, 2009	$12,750		4.50%		N/A		N/A

(1) Notional amount is tied to the Exchange at Palm Bay bond payable and adjusts downward as principal payments are made on the bond payable.

(2) Weighted average Bond Market Association rate for the three months ended December 31, 2005.

(3) Weighted average Bond Market Association rate for the three months ended December 31, 2005 plus 0.65%.

(4) These are total return swaps.

17. Contingencies
The Company’s interest rate swap and cap agreements create credit risk. Credit risk arises from the potential failure of counterparties to perform in accordance with the terms of their contracts. The Company’s risk management policies define parameters of acceptable market risk and limit exposure to credit risk. Credit exposure resulting from derivative financial instruments is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities and other relevant factors.
On December 3, 2003, a purported class action lawsuit was filed in the Delaware Court of Chancery against AFREZ, along with its general partner and Burlington. The plaintiffs seek to have the lawsuit certified as a class action on behalf of all Units holders of AFREZ. The lawsuit alleges, among other things, that the defendants acted in violation of their fiduciary duties to the Unit holders in connection with the merger of AFREZ with and into the Company. The merger of AFREZ with and into the Company was completed on June 3, 2004 and, as a result, the Company assumed all liabilities of AFREZ, including any liability that may be imposed as a result of this lawsuit. On August 18, 2005 the lawsuit was dismissed with prejudice as to the named plaintiffs.
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
18. Net Income (Loss) Per Share
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

	For the Year ended	For the Year ended	For the Year ended
	December 31, 2005	December 31, 2004	December 31, 2003
Income (loss) from continuing operations	$(14,072)	$(8,751)	$4,493
Income (loss) from discontinued operations	25,024	5,986	(132)

Net income (loss) available to common shareholders (basic)	10,952	(2,765)	4,361
Dividend equivalent rights	—	—	10

Net income (loss) available to common shareholders (diluted)	$10,952	$(2,765)	$4,371

Weighted average common shares outstanding- basic	10,513	8,243	5,074
Weighted average common shares equivalents	—	—	2

Weighted average common shares outstanding- diluted	10,513	8,243	5,076

Earnings per share- basic
Income (loss) from continuing operations	$(1.34)	$(1.06)	$0.89
Income (loss) from discontinued operations	2.38	0.72	(0.03)

Net income (loss)	$1.04	$(0.34)	$0.86

Earnings per share- diluted
Income (loss) from continuing operations	$(1.34)	$(1.06)	$0.89
Income (loss) from discontinued operations	2.38	0.72	(0.03)

Net income (loss)	$1.04	$(0.34)	$0.86

The computation of diluted EPS for the years ended December 31, 2005 and 2004 excluded 61,000 and 30,000, respectively, of outstanding stock options because the effect of these securities would have been anti-dilutive as the Company incurred a net loss from continuing operations for the year.
19. Employee Benefit Plans
With the acquisition of certain employment agreements from America First Properties, the Company acquired the associated defined contribution plan on November 8, 2004. The America First PM Group, Inc. 401(k) Plan (the “plan”) is a defined contribution plan that satisfies the requirements of Section 401(a) of the Internal Revenue Code. Eligible employees may contribute up to the maximum annual amount as set by the Internal Revenue Service. The Company matches contributions to the Plan of $0.25 for each $1.00 contributed by the participant. All matching contributions vest immediately. In addition, each year the Company may make additional discretionary, qualified non-elective employer contributions to the Plan. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. The Company’s matching contribution to this plan was $53,000 and $10,000 for the years ended December 31, 2005 and 2004, respectively. To date, there have been no discretionary, qualified non-elective contributions made. The plan is funded on a current basis.
20. Segment Reporting
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
The accounting policies of each of the Company’s segments are described in Note 2.

	For the Year ended	For the Year ended	For the Year ended
(in thousands)	December 31, 2005	December 31, 2004	December 31, 2003
Total revenue
Multifamily	$43,095	$29,005	$17,846
Commercial	652	843	670
Agency securities (net interest income)	79	770	42

Total segment revenues	43,826	30,618	18,558
Other	1,474	209	4,730

Total revenues	$45,300	$30,827	$23,288

Segment net income
Multifamily	$2,847	$105	$1,648
Commercial	120	212	5
Agency securities	79	770	42

Segment net income	3,046	1,087	1,695

General and administrative expenses	(6,455)	(3,997)	(1,910)
Other corporate income and expenses, net	956	70	4,708
Contract termination costs	(11,619)	(5,911)
Discontinued operations	25,024	5,986	(132)

Total net income (loss)	$10,952	$(2,765)	$4,361

Assets
Multifamily	$248,162	$232,709	$119,229
Commercial	2,541	2,881	2,517
Agency securities	18,189	26,192	36,027
Other	65,067	35,615	9,119

Total	$333,959	$297,397	$166,892

Interest Expense
Multifamily	$7,780	$4,435	$3,205
Commercial	161	233	244
Agency securities	—	—	—
Other	404	132	23

Total	$8,345	$4,800	$3,472

Depreciation & Amortization
Multifamily	$11,431	$8,164	$3,786
Commercial	176	199	279
Agency securities	—	—	—
Other	107	17	—

Total	$11,714	$8,380	$4,065

Other revenues are comprised of interest income and fees earned from the management of properties owned by third parties, and in 2003, the gain on the Jefferson Place subordinated note. Other expenses include corporate specific financing and depreciation costs.

Other assets include investments in corporate equity securities, unrestricted cash, non-property specific restricted cash, and other corporate related assets. The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company’s consolidated revenues.
21. Subsequent Events
On January 31, 2006, the Company completed its acquisition of The Greenhouse, a 126 unit, high-end, mid-rise apartment building in Omaha, Nebraska for $15.2 million in cash.
On February 27, 2006, the Developer prepaid the Offutt Loan. The Company received total proceeds of $7.4 million. The Company utilized $6.0 million of the funds to repay a portion of the repurchase agreement debt that is secured by GNMA certificates related to Misty Springs and Waters Edge. The remaining $800,000 of these repurchase agreements was renewed on March 9, 2006 for one month at an interest rate of 4.67%.
On March 6, 2006, the Company announced it had signed a purchase and sale agreement to acquire The Arbors of Dublin, a 288 unit apartment complex located in Dublin, Ohio for $17.2 million in cash.

22. Summary of Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth
Year ended December 31, 2005	Quarter	Quarter	Quarter	Quarter

Total revenues	$10,565	$10,817	$11,538	$12,380
Total expenses	(11,712)	(11,497)	(11,571)	(24,592)

Loss from continuing operations	(1,147)	(680)	(33)	(12,212)

Income from discontinued operations	166	173	3,658	21,027

Net income (loss)	$(981)	$(507)	$3,625	$8,815

Loss from continuing operations, basic and diluted, per share	$(0.11)	$(0.07)	$(0.00)	$(1.16)
Income from discontinued operations, basic and diluted, per share	0.02	0.01	0.35	2.00

Net Income (loss), basic and diluted, per share	$(0.09)	$(0.06)	$0.35	$0.84

	First	Second	Third	Fourth
Year ended December 31, 2004	Quarter	Quarter	Quarter	Quarter

Total revenues	$4,773	$6,560	$9,738	$9,756
Total expenses	(4,767)	(6,872)	(11,094)	(16,845)

Income (loss) from continuing operations	6	(312)	(1,356)	(7,089)
Income from discontinued operations	13	111	8	5,854

Net income (loss)	$19	$(201)	$(1,348)	$(1,235)

Loss from continuing operations, basic and diluted, per share	$—	$(0.05)	$(0.13)	$(0.67)
Income from discontinued operations, basic and diluted, per share	—	0.02	—	0.55

Net Loss, basic and diluted, per share	$—	$(0.03)	$(0.13)	$(0.12)

Due to the 2005 discontinued operations, amounts differ from previously filed quarterly reports.
Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the total year.

Schedule III
AMERICA FIRST APARTMENT INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (IN THOUSANDS)
AS OF DECEMBER 31, 2005

							Costs Capitalized
							Subsequent
Description					Initial Cost to Company		to Acquisition
						Building	Building
		Number				and	and
Property Name	Location	of Units		Encumbrances	Land	Improvements	Improvements
Arbor Hills	Antioch, TN	548		(a)	$4,400	$25,336	$198
Belvedere Apartments	Naples, FL	162		(a)	956	8,271	84
Bluff Ridge Apartments	Jacksonville, NC	108		(a)	203	3,502	20
Brentwood Oaks Apartments	Nashville, TN	262		(a)	2,000	9,837	46
Coral Point Apartments	Mesa, AZ	337		(a)	2,240	8,960	427
Covey at Fox Valley	Aurora, IL	216		(a)	1,320	10,028	483
Delta Crossing	Charlotte, NC	178			800	5,031	29
Elliot’s Crossing Apartments	Tempe, AZ	247		(a)	1,301	9,694	26
The Exchange at Palm Bay	Palm Bay, FL	72,002	(b)	(a)	1,296	2,483	521
Fox Hollow Apartments	High Point, NC	184		(a)	1,000	5,046	109
Greenbriar Apartments	Tulsa, OK	120		(a)	648	3,673	155
Highland Park Apartments	Columbus, OH	252		(a)	1,562	6,207	142
The Hunt Apartments	Oklahoma City, OK	216		(a)	550	7,069	41
Huntsview Apartments	Greensboro, NC	240		(a)	1,845	6,576	62
Jackson Park Place Apartments	Fresno, CA	296		(a)	1,400	10,710	129
Lakes of Northdale Apartments	Tampa, FL	216		(a)	1,553	8,390	486
Littlestone of Village Green	Gallatin, TN	200		(a)	621	9,942	89
Misty Springs Apartments	Daytona Beach, FL	128			742	3,827	156
Monticello Apartments	Southfield, MI	106			565	5,274	17
Oakhurst Apartments	Ocala, FL	214		(a)	847	8,381	157
Oakwell Farms Apartments	Nashville, TN	414		(a)	1,946	15,759	467
Park at Countryside	Port Orange, FL	120		(a)	647	2,617	103
The Park at 58th Apartments	Chattanooga, TN	196		(a)	231	4,122	161
The Ponds at Georgetown	Ann Arbor, MI	134			653	6,822	56
The Reserve at Wescott Plantation	Summerville, SC	192		(a)	1,725	15,601	—
Tregaron Oaks	Bellevue, NE	300		(a)	1,690	17,399	—
Shelby Heights	Bristol, TN	100		(a)	175	2,953	12
Waterman’s Crossing	Newport News, VA	260		(a)	1,620	12,717	108
Waters Edge Apartments	Lake Villa, IL	108			486	4,601	58

					$35,022	$240,828	$4,342

(a)	Property is encumbered as described in Note 8 to the Consolidated Financial Statements.

(b)	Property is an office/warehouse facility. The figure represents square feet available for lease to tenants.

		Building
		and		Accumulated	Date of	Date	Depreciation
Property Name	Land	Improvements	Total (b),(c)	Depreciation (d)	Construction	Acquired	Life
Arbor Hills	$4,400	$25,534	$29,934	$932	1988	2004	27.5 years
Belvedere Apartments	956	8,355	9,311	1,563	1985	2000	27.5 years
Bluff Ridge Apartments	203	3,522	3,725	202	1988	2004	27.5 years
Brentwood Oaks Apartments	2,000	9,883	11,883	570	1986	2004	27.5 years
Coral Point Apartments	2,240	9,387	11,627	4,791	1987	1991	27.5 years
Covey at Fox Valley	1,320	10,511	11,831	6,497	1989	1989	27.5 years
Delta Crossing	800	5,060	5,860	308	1989	2004	27.5 years
Elliot’s Crossing Apartments	1,301	9,720	11,021	560	1987	2004	27.5 years
The Exchange at Palm Bay	1,296	3,005	4,301	1,898	1988	1990	31.5 years
Fox Hollow Apartments	1,000	5,155	6,155	321	1989	2004	27.5 years
Greenbriar Apartments	648	3,828	4,476	981	1985	1998	27.5 years
Highland Park Apartments	1,562	6,349	7,911	391	1987	2004	27.5 years
The Hunt Apartments	550	7,110	7,660	1,820	1984	1998	27.5 years
Huntsview Apartments	1,845	6,638	8,483	382	1987	2004	27.5 years
Jackson Park Place Apartments	1,400	10,839	12,239	3,441	1985	1997	27.5 years
Lakes of Northdale Apartments	1,553	8,876	10,429	496	1985	2004	27.5 years
Littlestone of Village Green	621	10,031	10,652	2,816	1987	1998	27.5 years
Misty Springs Apartments	742	3,983	4,725	222	1989	2004	27.5 years
Monticello Apartments	565	5,291	5,856	308	1988	2004	27.5 years
Oakhurst Apartments	847	8,538	9,385	1,583	1985	2000	27.5 years
Oakwell Farms Apartments	1,946	16,226	18,172	3,912	1986	1999	27.5 years
Park at Countryside	647	2,720	3,367	859	1983	1996	27.5 years
The Park at 58th Apartments	231	4,283	4,514	2,107	1987	1991	27.5 years
The Ponds at Georgetown	653	6,878	7,531	397	1988	1997	27.5 years
The Reserve at Wescott							.
Plantation	1,725	15,601	17,326	190	2004	2005	27.5 years
Tregaron Oaks	1,690	17,399	19,089	264	1996	2005	27.5 years
Shelby Heights	175	2,965	3,140	1,602	1987	1991	27.5 years
Waterman’s Crossing	1,620	12,825	14,445	765	1989	2004	27.5 years
Waters Edge Apartments	486	4,658	5,144	281	1988	2004	27.5 years

	$35,022	$245,170	$280,192	$40,459

(b)	Reconciliation of Real Estate:

	2005	2004	2003
Balance — beginning of year	$283,068	$150,591	$150,182
Acquisition of real estate	36,415	145,592	—
Sales of real estate	(39,192)	(14,287)	—
Write-off of fully depreciated assets	(2,185)	—	—
Improvements	2,086	1,172	409

Balance — end of year	$280,192	$283,068	$150,591

Less: Assets held for sale	—	(39,192)	(39,172)

Real estate assets of continuing operations	$280,192	$243,876	$111,419

(c)	As of December 31, 2005, the aggregate cost of the Company’s investment in real estate for federal income tax purposes is approximately $280,192,000.

(d)	Reconciliation of Accumulated Depreciation:

	2005	2004	2003
Balance — beginning of year	$42,567	$35,693	$30,692
Depreciation expense	8,505	5,413	3,777
Write-off of fully depreciated assets	(2,185)	—	—
Current year depreciation on discontinued operations	704	1,461	1,224
Accumulated depreciation of discontinued operations	(9,132)	—	—

	$40,459	$42,567	$35,693

Less: accumulated depreciation of assets held for sale	—	(8,428)	(7,197)

Accumulated depreciation of continuing operations	$40,459	$34,139	$28,496

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not Applicable
Item 9A. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.
(b) Changes in internal controls over financial reporting. In the fourth quarter of 2005, the Company implemented an upgraded version of its general ledger and financial reporting application. There were no other changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, the Company’s management believes that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on that criteria. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on the following page of this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of America First Apartment Investors, Inc.
We have audited management’s assessment, included in the accompanying Management Report On Internal Control Over Financial Reporting, that America First Apartment Investors, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 14, 2006
Item 9B. Other Information.
None

PART III
Item 10. Directors and Executive Officers of the Registrant.
The information about directors required to be furnished pursuant to this Item 10 is incorporated by reference to the Company’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2005 (the “Proxy Statement”) under the heading “ELECTION OF DIRECTORS.” The information about the executive officers of the Company is as follows:

Name	Position Held	Position Held Since

John H. Cassidy	President and Chief Executive Officer	2003

James J. Egan	Executive Vice President, Chief Investment Officer	2005

Paul L. Beldin	Vice President, Chief Financial Officer, Treasurer and Secretary	2005
          John H. Cassidy, 54, was named President and Chief Executive Officer of the Company in September 2003. Mr. Cassidy became a direct employee of the Company in December 2005. Prior to that time he was employed by America First Companies, LLC (now known as The Burlington Capital Group LLC); the parent of the Advisor. Mr. Cassidy was employed by America First since 1987 and has served in a number of capacities with respect to the public real estate partnerships sponsored by America First. From 1992 to 2002, he was President of America First Properties Management Company L.L.C., the property management subsidiary of America First.
          James J. Egan, 41, was named Chief Investment Officer of the Company in November 2005. Prior to joining the Company, Mr. Egan served as Senior Vice President for Development at ING Clarion Partners in New York. From April 1999 to July 2004, he was at DRA Advisors in New York, serving in a number of positions, including Director of Acquisitions and Development.
          Paul L. Beldin, 32, was named Chief Financial Officer of the Company in December 2005. Mr. Beldin joined America First Companies as the Company’s Controller in May 2005. Prior to joining the Company, he was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005.
Section 16(a) Beneficial Ownership Reporting Compliance
The information required to be furnished pursuant to Section 16 (a) of the Securities Exchange Act of 1934 is incorporated by reference to the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”
Code of Ethical Conduct and Code of Conduct
The Company has adopted a Code of Ethical Conduct for its senior executive and financial officers as required by Section 406 of the Sarbanes-Oxley Act of 2002. As such this Code of Ethical Conduct covers all executive officers of the Company. The Company has also adopted a Corporate Code of Conduct applicable to all directors, officers and employees which is designed to comply with the listing requirements of the NASDAQ Stock Market. Both the Code of Ethical Conduct and the Corporate Code of Conduct are available on the Company’s website at www.apro-reit.com.
Item 11. Executive Compensation.
The information required to be furnished pursuant to this Item 11 is incorporated by reference to the Proxy Statement under the heading “Compensation of Executive Officers.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required to be furnished pursuant to this Item 12 is incorporated by reference to the Proxy Statement under the heading “Ownership of Our Common Stock by Our Directors and Officers and Principal Stockholders” and “Equity Compensation Plan Information.”
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
Reports of Independent Registered Public Accounting Firms.
Consolidated Balance Sheets of the Company and Subsidiaries as of December 31, 2005 and 2004.
Consolidated Statements of Operations and Comprehensive Income (Loss) of the Company and Subsidiaries for the three years ended December 31, 2005.
Consolidated Statements of Stockholders’ Equity and Partners’ Capital of the Company and Subsidiaries for the three years ended December 31, 2005.
Consolidated Statements of Cash Flows of the Company and Subsidiaries for the three years ended December 31, 2005.
Notes to the Consolidated Financial Statements of the Company and Subsidiaries.
2.	Financial Statement Schedules. The information required to be set forth in the financial statement schedule is included in Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2005 filed in response to Item 8 of this report.

3.	Exhibits. The following exhibits were filed as required by Item 15(a) (3) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:
2.1 Agreement and Plan of Merger among the Company and America First Apartment Advisory Corporation and The Burlington Capital Group dated December 30, 2005 (incorporated herein by reference to the Current report on Form 8-K filed January 5, 2006).
2.2 Agreement and Plan of Merger, dated November 25, 2003, between the Company and America First Real Estate Investment Partners, L.P. and Amendment to Agreement and Plan of Merger, dated February 10, 2004 (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-111036) filed by the Company on February 25, 2004).

2.3 Agreement and Plan of Merger, dated June 18, 2002, between the Company and America First Apartment Investors, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-90690) filed by the Company on June 18, 2002).
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
10.2 Addendum to the Second Amended and Restated Advisory Agreement by and between the Company and America First Apartment Advisory Corporation (incorporated herein by reference to the Current report on Form 8-K filed September 21, 2005).
10.3 The Company’s 2002 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-90690) filed by the Company on June 18, 2002).
10.4 $12,410,000 Promissory Note, dated December 11, 1997, from Park Trace Apartments Limited Company to the City of Aurora, Illinois (The Covey at Fox Valley Apartment Project) Series 1997 (incorporated herein by reference to Form 10-K dated December 31, 1997 filed pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).
10.5 Loan Agreement, dated December 1, 1997, between Park Trace Apartments Limited Company and City of Aurora, Illinois (The Covey at Fox Valley Apartment Project) Series 1997 (incorporated herein by reference to Form 10-K dated December 31, 1997 filed pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).
10.6 Indenture of Trust, dated December 1, 1997, between City Aurora, Illinois and UMB Bank National Association (The Covey at Fox Valley Apartment Project) Series 1997 (incorporated herein by reference to Form 10-K dated December 31, 1997 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).
10.7 $1,385,000 Promissory Note, dated April 2, 1998, from Arizona Coral Point Apartments Limited Company to The Industrial Development Authority of the County of Maricopa (Coral Point Apartments Project) Series 1998A and 1998B (incorporated herein by reference to Form 10-Q dated June 30, 1998 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).
10.8 $11,705,000 Promissory Note, dated April 2, 1998, from Arizona Coral Point Apartments Limited Company to The Industrial Development Authority of the County of Maricopa (Coral Point Apartments Project) Series 1998A and 1998B (incorporated herein by reference to Form 10-Q dated June 30, 1998 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).
10.9 Loan Agreement, dated March 1, 1998, between The Industrial Development Authority of the County of Maricopa and Arizona Coral Point Apartments Limited Company (Coral Point Apartments Project) Series 1998A and 1998B (incorporated herein by reference to Form 10-Q dated June 30, 1998 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).

10.10 Indenture of Trust, dated March 1, 1998, between The Industrial Development Authority of the County of Maricopa and UMB Bank, N.A. (Coral Point Apartments Project) Series 1998A and 1998B (incorporated herein by reference to Form 10-Q dated June 30, 1998 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, L.P. (Commission File No. 0-20737)).
10.11 Agreement of Purchase and Sale by and between the Company and Gables Realty Limited Partnership, a Delaware limited partnership, and Gables GP, Inc., a Texas corporation (incorporated herein by reference to Form 10-Q dated September 30, 2004 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, Inc. (Commission File No. 000-49986)).
10.12 Asset Purchase Agreement by and between America First PM Group, Inc., America First Properties Management Company, L.L.C. and America First Companies, L.L.C., dated November 8, 2004 (incorporated by reference to Form 10-K dated December 31, 2004 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Apartment Investors, Inc. (Commission File No. 000-49986)).
10.13 Agreement of Sale and Purchase by and between the Company and TCG Acquisitions, Inc. (incorporated herein by reference to the Current report on Form 8-K filed September 9, 2005).
10.14 Loan and Security Agreement the Company and America First Communities Offutt Developer, LLC (incorporated herein by reference to the Current report on Form 8-K filed September 21, 2005).
10.15 Agreement of Purchase and Sale by and between the Company and Tregaron Oaks, LLC (incorporated herein by reference to the Current report on Form 8-K filed June 1, 2005).
10.16 Agreement of Purchase and Sale by and between the Company and Wescott Reserve, LLC (incorporated herein by reference to the Current report on Form 8-K filed June 8, 2005).
10.17 Agreement of Purchase and Sale by and between the Company and NALS Austin, LLC (incorporated herein by reference to the Current report on Form 8-K filed June 23, 2005).
10.18 Agreement of Purchase and Sale dated January 18, 2006, by and between America First Apartment Investors, Inc. and Retirement Centers Corporation (incorporated herein by reference to the Current report on Form 8-K filed January 24, 2006).
10.19 Employment Agreement by and between America First Companies LLC and John H. Cassidy, which was assumed by the Company as of December 30, 2005.
10.20 Employment Agreement by and between America First Companies LLC and James Egan, which was assumed by the Company as of December 30, 2005.
10.21 Employment Agreement by and between America First Companies LLC and Paul Beldin, which was assumed by the Company as of December 30, 2005.
21. Subsidiaries of the Company.
23.1 Consent of Independent Registered Public Accounting Firm.
23.2 Consent of Independent Registered Public Accounting Firm.
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

AMERICA FIRST APARTMENT INVESTORS, INC.

Date: March 13, 2006	/s/ John H. Cassidy

John H. Cassidy
President and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 13, 2006	By /s/ Michael B. Yanney*
Michael B. Yanney,
Chairman of the Board and Director

Date: March 13, 2006	By /s/ John H. Cassidy
John H. Cassidy,
President and Chief Executive Officer

Date: March 13, 2006	By /s/ Paul L. Beldin
Paul L. Beldin,
Chief Financial Officer

Date: March 13, 2006	By /s/ George J. Behringer*
George J. Behringer,
Director

Date: March 13, 2006	By /s/ George V. Janzen*
George V. Janzen,
Director

Date: March 13, 2006	By /s/ George H. Krauss*
George H. Krauss,
Director

Date: March 13, 2006	By /s/ Gregor Medinger*
Gregor Medinger,
Director

Date: March 13, 2006	By /s/ Lisa Y. Roskens*
Lisa Y. Roskens,
Director

Date: March 13, 2006	By /s/ Steven W. Seline*
Steven W. Seline,
Director
*By John H. Cassidy, Attorney in Fact
/s/ John H. Cassidy
     John H. Cassidy