Form 10-Q
period 2006-03-31
AMERICA FIRST APARTMENT INVESTORS INC
filed 2006-05-05
CIK 1175167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
(402) 557-6360
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
YES ☐            NO ☑
     As of May 5, 2006, there were 11,035,558 outstanding shares of the registrant’s common stock.

AMERICA FIRST APARTMENT INVESTORS, INC.
Forward-Looking Statements
This report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements that reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, the Company’s performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the real estate investments it has made constitute forward-looking statements. Shareholders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties, and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include local and national economic conditions, the amount of new construction, affordability of home ownership, interest rates on single-family home mortgages and on the Company’s variable-rate borrowings, government regulation, price inflation, the level of real estate and other taxes imposed on the properties, labor problems and natural disasters and other items discussed under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in item 1a of Part II of this report.
 ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares and per share amounts)

	March 31,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$4,557	$4,743
Restricted cash	23,771	53,279
Real estate assets:
Land	36,031	34,791
Buildings	272,728	240,887

Total	308,759	275,678
Less: accumulated depreciation	(40,761)	(38,352)

Real estate assets, net	267,998	237,326
Investments in agency securities, at fair value	16,656	18,189
Investments in corporate equity securities, at fair value	4,079	4,073
Investment in mezzanine loan	—	7,173
Assets of discontinued operations	2,374	2,407
In-place lease intangibles, net of accumulated amortization of $5,646 and $5,377, respectively	863	550
Other assets	5,687	6,219

Total assets	$325,985	$333,959

Liabilities
Accounts payable and accrued expenses	$9,529	$8,996
Dividends payable	2,759	2,759
Notes payable	2,413	2,413
Bonds and mortgage notes payable	185,430	185,764
Borrowings under repurchase agreements	30,202	36,202

Total liabilities	230,333	236,134

Contingencies

Stockholders’ Equity
Common stock, $0.01 par value; 500,000,000 shares authorized, 11,035,558 issued and outstanding	110	110
Additional paid-in capital	110,169	110,157
Accumulated deficit	(14,906)	(12,318)
Accumulated other comprehensive income (loss)	279	(124)

Total stockholders’ equity	95,652	97,825

Total liabilities and stockholders’ equity	$325,985	$333,959

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share amounts)

	For the three months	For the three months
	ended March 31, 2006	ended March 31, 2005
Revenues:
Rental revenues	$11,915	$10,040
Other revenues	60	98

Total revenues	11,975	10,138

Expenses:
Real estate operating	5,234	4,648
Depreciation	2,458	1,969
General and administrative	1,518	1,561
Amortization	468	1,259

Total operating expenses	9,678	9,437

Operating income	2,297	701

Interest and dividend income	939	295
Impairment of agency securities	(344)	—
Interest expense	(2,716)	(2,112)

Income (loss) from continuing operations	176	(1,116)

Income (loss) from discontinued operations	(4)	135

Net income (loss)	$172	$(981)

Other comprehensive income (loss):
Unrealized holding losses on securities arising during the period	(42)	(273)
Unrealized gains on derivatives	101	90
Less: Reclassification adjustments for losses realized in net income (loss)	344	—

	403	(183)

Comprehensive income (loss)	$575	$(1,164)

Earnings per share- basic and diluted
Income (loss) from continuing operations	$0.02	$(0.10)
Income (loss) from discontinued operations	(0.00)	0.01

Net income (loss)	$0.02	$(0.09)

Dividends declared per share	$0.25	$0.25

Weighted average number of shares outstanding
basic	11,036	10,511

diluted	11,047	10,511

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands, except per share amounts)

	For the three months ended,
	March 31, 2006	March 31, 2005
Operating activities
Net income (loss)	$172	$(981)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	2,503	2,323
Impairment of agency securities	344	—
Change in fair value on interest rate swap agreements	(75)	(86)
Amortization	520	1,350
Non cash stock option compensation	12	4
Change in other assets	417	195
Change in accounts payable and accrued expenses	(175)	99

Net cash provided by operating activities	3,718	2,904

Investing activities
Real estate capital improvements and acquisitions	(32,876)	(175)
Principal received on agency securities	1,463	1,534
Change in restricted cash	29,508	(327)
Repayment of mezzanine loan	7,094	—

Net cash provided by investing activities	5,189	1,032

Financing activities
Dividends paid	(2,759)	(2,628)
Repayments of borrowings under repurchase agreements	(6,000)	—
Principal payments on bonds and mortgage notes payable	(334)	(372)

Net cash used in financing activities	(9,093)	(3,000)

Change in cash and cash equivalents	(186)	936
Cash and cash equivalents at beginning of period	4,743	10,634

Cash and cash equivalents at end of period	$4,557	$11,570

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$2,759	$2,628

Cash paid for interest	$2,669	$2,210

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
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
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Other than a modification to the capitalization policy, the Company’s significant accounting policies are consistent with those disclosed in the Annual Report on Form 10-K. Effective January 1, 2006 the Company refined its capitalization policy to allow the capitalization of flooring costs when an entire unit’s carpet or vinyl flooring is replaced. During the three months ended March 31, 2006, the Company capitalized approximately $250,000 of such costs. Had the Company continued to follow its previous capitalization policy, net income would have been reduced by $0.02 per share. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of March 31, 2006, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
2. Assets Held for Sale and Discontinued Operations
As of March 31, 2006, the Company had designated The Park at 58th Apartments as held for sale pursuant to Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company has entered into a purchase and sale agreement to sell the limited and general partners’ interests, which collectively own 100% of the real estate assets of the property, for $5.0 million. The results of operations from this property has been classified as income from discontinued operations for all periods presented.
During the third and fourth quarters of 2005, the Company divested three properties, the Park Trace Apartments, The Retreat Apartments, and St. Andrews at Westwood for aggregate proceeds of $54.4 million. Accordingly, the results of operations for these properties are presented as discontinued operations for the three months ended March 31, 2005.
Summary results of operations for the aforementioned properties are as follows (in thousands):

	For the three months ended
	March 31, 2006	March 31, 2005

Revenues	$249	$1,606
Expenses	253	1,471

Income (loss) from discontinued operations	$(4)	$135

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
3. Acquisition of Properties
In the first quarter of 2006, the Company completed the acquisition of two properties, The Greenhouse, a 126 unit complex located in Omaha, Nebraska, and the Arbors of Dublin, a 288 unit complex located in a suburb of Columbus, Ohio. The aggregate contractual purchase price for these properties was $32.5 million. These purchases were primarily funded from the proceeds received from the fourth quarter 2005 divestiture of St. Andrews of Westwood. Neither of these properties is encumbered by a mortgage.
4. Impairment of Agency Securities
As of December 31, 2005, the Company had unrealized losses of $296,000 included in accumulated other comprehensive income related to its investment in agency securities. In the quarter ended March 31, 2006, the Company determined that it no longer intended to hold the agency securities for a period of time that would be sufficient to allow it to recover the previously unrealized losses and has accordingly, recognized an impairment loss of $344,000. On April 24, 2006, the Company sold its agency securities for $15.7 million, which resulted in an additional loss of $53,000. The entire proceeds were utilized to repay repurchase agreement borrowings, and accrued interest thereon.
5. Impairment of Intangible Assets
In connection with the November 2004 acquisition of certain property management assets from America First Properties Management Companies, LLC, the Company assumed property management agreements for five complexes owned by unrelated third parties. These contracts were recorded as an intangible asset in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. During the first quarter of 2006, the Company purchased The Greenhouse, which was one of the properties for which it previously provided management services. Additionally, the Company became aware that a significant percentage of the other properties for which it provides third party management services are expected to be sold during 2006. As a result, the Company determined that the intangible asset was impaired and recorded a charge of $199,000, which is included as a component of amortization expense in the condensed consolidated statement of operations and comprehensive income (loss).
6. Borrowings under Repurchase Agreements
Borrowings under repurchase agreements as of March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

	Interest	Maturity		Carrying Amount
Collateral	Rate	Date	Payment Schedule	March 31, 2006	December 31, 2005
Repurchase agreements collateralized by agency securities:

FNMA Pool #759197	4.63%	06/13/2006	Interest payments and principal due at maturity	$15,427	$15,427

FNMA Pool #670676	4.62%	04/24/2006	Interest payments and principal due at maturity	2,500	2,500

				17,927	17,927

Other repurchase agreements, collateralized by GNMA Certificates:

Misty Springs	4.40%	repaid	Interest payments and principal due at maturity	—	2,919

Waters Edge	4.67%	04/09/2006	Interest payments and principal due at maturity	800	3,881

Monticello	4.65%	06/28/2006	Interest payments and principal due at maturity	4,500	4,500

The Ponds at Georgetown	5.07%	09/28/2006	Interest payments and principal due at maturity	6,975	6,975

				$30,202	$36,202

The Company renewed the repurchase agreement due April 9, 2006 with a new agreement, which pays interest at 4.84% and matures on May 10, 2006. On April 24, 2006, the Company utilized the proceeds it received from the sale of its agency securities to repay $15.4 million of the repurchase agreements, including the $2.5 million which matured on April 24, 2006, and the accrued interest thereon.
7. Transactions with Related Parties
Advisory Agreement
Prior to the Company’s December 30, 2005 merger with America First Apartment Advisory Corporation (the “Advisor”), the Company received management and advisory services from the Advisor. These services were provided under an Advisory Agreement (“the Agreement”), which included the following provisions: (i) the Advisor administered the day-to-day operations of the Company; (ii) the Advisor acted as the authorized agent on behalf of the Company in connection with the identification, evaluation, purchase, financing, operation and disposition of all real estate assets; (iii) the Advisor provided the executive and administrative personnel and services required for the operation of the Company; (iv) the Advisor maintained the financial records and perform the financial reporting of the Company; and (v) the Advisor monitored and provided information to the Board of Directors on an on-going basis.
In connection with these services, the Company made the following payments to the Advisor (in thousands):

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

		Three months ended
		March 31, 2005
Administrative Fees	(1)	367
Administrative Fees- Agency Securities	(2)	31
Reimbursement of Direct and Allocated Costs	(3)	560

(1)	Administrative Fee — General- This fee equaled 0.55% per annum of the sum of: (i) the original principal amount of the bonds originally issued to a predecessor to the Company; (ii) the purchase price paid by the Company for new assets that are held by the Company; (iii) the outstanding principal of mezzanine financing provided by the Company to unaffiliated owners of residential real estate, plus (iv) the value of properties acquired in a merger with America First Real Estate Investment Partners, L.P. with and into the Company. Such fees are included in General and administrative expenses in the Consolidated Statements of Operations.

(2)	Administrative Fee — Agency Securities- This fee equaled 0.25% per annum of the outstanding principal balance of all agency securities held by the Company plus an incentive equal to 20% of the amount by which the total net interest income realized by the Company from its portfolio of agency securities during each calendar month exceeded the average dollar amount of stockholders’ equity invested in agency securities during the month times the composite dividend yield reported by the National Association of Real Estate Investment Trusts for equity REITs which invest in residential apartment properties.

(3)	Reimbursement of Direct and Allocated Costs- The Company reimbursed the Advisor and its affiliate for certain costs and expenses that it incurred in connection with the carrying out of the Company’s business activities.
Office lease
In 2006, the Company incurred expenses of $42,000 to lease office space from The Burlington Capital Group, LLC (“Burlington”), which is an affiliate of a director of the Company.
Mezzanine loan
In September 2005, the Company loaned $7.4 million to America First Communities Offutt Developer, LLC (the “Developer”), which is an affiliate of a director of the Company. The funds were used by the Developer to partially finance the military housing privatization project at Offutt Air Force Base in Bellevue, Nebraska. On February 27, 2006, the Developer prepaid the loan. The Company received total proceeds of $7.4 million, of which $7.1 million represented repayment of the outstanding principal balance, $237,000 of accrued interest and an early termination fee of $89,000.
8. Stock Option Plan
The Company adopted a Stock Option Plan (the “Plan”) on April 1, 2002 to permit awards of equity based compensation to individuals providing services to the Company. The Plan is administered by the Compensation Committee of the Board of Directors. The Plan allows for the granting of options to purchase an aggregate of up to 750,000 shares of the Company’s common stock. The Plan authorizes the Board of Directors and its Compensation Committee to grant Incentive Stock Options (“ISOs”), as defined under section 422 of the IRS Code, non-qualified stock options (“NQSOs”), and dividend equivalent rights (“DERs”) to eligible persons. The exercise price for options granted under the Plan shall not be less than the fair market value of the Company’s common stock on the date of the grant. Options granted under the Plan expire 10 years from the respective grant dates of the options. On February 8, 2006 the Company’s Board of Directors adopted certain amendments to the Plan (including renaming it as the 2006 Equity Incentive Plan) which added stock appreciation rights, restricted stock, restricted stock units and performance units to the types of awards available under the Plan. The adoption of these amendments to the Plan is subject to approval of the Company’s shareholders at the 2006 Annual Meeting.
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), utilizing the modified prospective method of adoption. Prior to January 1st, the Company accounted for its stock options using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under this method, the Company recorded compensation expense based upon the estimated fair value of its granted options, over the expected vesting period. Accordingly, the adoption of SFAS No. 123R did not materially impact the Company’s financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
Stock option activity for the three month period ended March 31, 2006 is summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2005	61,000	10.83
Granted	5,000	14.07
Cancelled	—	—

Balance at March 31, 2006	66,000	$11.08

Options exercisable at March 31, 2006	42,750	$10.07

On February 8, 2006, the Company granted a total of 5,000 NQSOs to acquire common stock at an exercise price of $14.07 per share. The options vest 25% on the grant date and 25% on each of the next three anniversaries of the grant date. The per share estimated fair value of the options is $3.72, as determined using the Black-Scholes option-pricing model with the following assumptions: a risk free interest rate of 4.55%, an expected remaining contractual life of 6 years and an expected volatility rate of 12.7%. These options have an aggregate fair value of approximately $19,000. There were no option grants made during the three months ended March 31, 2005.
As of March 31, 2006, the outstanding options have a remaining average contractual life of 8.2 years. The average contractual life for the exercisable options at March 31, 2006 is 7.7 years. Compensation expense for stock options was $12,000 and $4,000 for the three months ended March 31, 2006 and 2005, respectively. The Company expects to recognize an additional $63,000 of compensation costs during the next 3.5 years related to unvested option grants.
Payments on the dividend equivalent rights for options not exercised are charged to earnings when declared and were $10,700 and $4,000 for the three months ended March 31, 2006 and 2005, respectively.
9. Net Income (Loss) Per Share
For the three months ended March 31, 2006, 10,554 stock options were included in the computation of diluted net income per share. For the three months ended March 31, 2005 all outstanding stock options were excluded from the computation of diluted loss from continuing operations and net income (loss) per share due to the antidilutive impact on loss from continuing operations.
10. Segment Reporting
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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
The following table details certain key financial information for the Company’s reportable segments (in thousands):

	For the three months ended
	March 31, 2006	March 31, 2005

Total revenue
Multifamily	$11,721	$9,886
Commercial	194	154

Total segment revenues	11,915	10,040
Other	60	98

Total revenues	$11,975	$10,138

Segment net income (loss)
Multifamily	$1,666	$293
Commercial	46	22
Agency securities	(66)	59

Segment net income	1,646	374

General and administrative expenses	(1,518)	(1,561)
Other corporate income and expenses, net	48	71
Discontinued operations	(4)	135

Total net income (loss)	$172	$(981)

11. Contingencies
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
12. Subsequent Events
On April 26, 2006 the Company completed the sale of The Park at 58th Apartments for $5.0 million. The Company utilized $2.1 million of the proceeds to repay the tax exempt bond financing on this property. In connection with this sale, the Company anticipates recognizing a gain of approximately $2.4 million.
On April 27, 2006, the Company signed a purchase and sale agreement to sell Belvedere Apartments for $23.2 million. The current net book value of the assets being sold is $7.7 million.

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
The following table sets forth certain information regarding the Company’s real estate properties as of March 31, 2006 and for the three months then ended:

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

				Average	Number	Percentage
		Number		Square Feet	of Units	of Units	Economic
Property Name	Location	of Units		Per Unit	Occupied	Occupied	Occupancy (2)
Arbor Hills	Antioch, TN	548		827	497	91%	80%
Arbors of Dublin	Dublin, OH	288		990	265	92%	n/a (3)
Belvedere Apartments	Naples, FL	162		829	161	99%	97%
Bluff Ridge Apartments	Jacksonville, NC	108		873	107	99%	96%
Brentwood Oaks Apartments	Nashville, TN	262		852	255	97%	92%
Coral Point Apartments	Mesa, AZ	337		780	321	95%	87%
Covey at Fox Valley	Aurora, IL	216		948	204	94%	81%
Delta Crossing	Charlotte, NC	178		880	166	93%	67%
Elliot’s Crossing Apartments	Tempe, AZ	247		717	232	94%	81%
Fox Hollow Apartments	High Point, NC	184		877	159	86%	75%
Greenbriar Apartments	Tulsa, OK	120		666	113	94%	85%
Highland Park Apartments	Columbus, OH	252		891	225	89%	81%
Huntsview Apartments	Greensboro, NC	240		875	211	88%	78%
Jackson Park Place Apartments	Fresno, CA	296		822	274	93%	90%
Lakes of Northdale Apartments	Tampa, FL	216		873	213	98%	96%
Littlestone of Village Green	Gallatin, TN	200		987	193	97%	83%
Misty Springs Apartments	Daytona Beach, FL	128		786	128	100%	96%
Monticello Apartments	Southfield, MI	106		1,027	90	85%	79%
Oakhurst Apartments	Ocala, FL	214		790	212	99%	98%
Oakwell Farms Apartments	Nashville, TN	414		800	388	94%	80%
Shelby Heights	Bristol, TN	100		980	100	100%	98%
The Greenhouse	Omaha, NE	126		881	125	99%	99%
The Hunt Apartments	Oklahoma City, OK	216		693	209	97%	94%
The Park at Countryside	Port Orange, FL	120		720	119	99%	96%
The Park at 58th Apartments	Chattanooga, TN	196		876	152	78%	73%
The Ponds at Georgetown	Ann Arbor, MI	134		1,002	112	83%	72%
The Reserve at Wescott Plantation	Summerville, SC	192		1,083	174	90%	86%
Tregaron Oaks Apartments	Bellevue, NE	300		875	297	99%	98%
Waterman’s Crossing	Newport News, VA	260		944	255	98%	93%
Waters Edge Apartments	Lake Villa, IL	108		814	96	89%	77%

		6,468		865	6,053	94%	86%

The Exchange at Palm Bay	Palm Bay, FL	72,007	(1)	n/a	69,393	96%	n/a

(1)	This is an office/warehouse facility. The figure represents square feet available for lease to tenants and percentage of square feet occupied.

(2)	Economic occupancy is presented for the three months ended March 31, 2006. Economic occupancy is defined as the net rental income divided by the maximum amount of rental income which could be derived from each property. The statistic is reflective of vacancy, rental concessions and non-rental units such as model units.

(3)	Arbors of Dublin was acquired on March 22, 2006 and accordingly this statistic is not currently applicable.
Executive Summary
The first quarter of 2006 continued to build upon the positive momentum gained in 2005. Many of our markets continue to experience increased physical occupancy. Demand for apartments in some markets improved due to continued job growth, which has assisted in the creation of new households. Even though home mortgage rates continue to remain relatively low, the creation of new households has strengthened demand for rental housing, especially among newly formed households.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
As property performance drives the overall financial results for the Company, it is important to examine a few key property performance measures. The following are high level performance measures management uses to gauge the overall performance of our property portfolio.
Physical occupancy, economic occupancy, average annual rent per unit are performance measures that provide management an indication as to the quality of rental revenues. Physical occupancy is calculated simply as the percentage of units occupied out of the total units owned. Economic occupancy is calculated as the net rental revenue divided by the gross potential rental revenue which could be derived from the property portfolio. Economic occupancy is reflective of vacancy, rental concessions, and non-revenue units such as model units. The average annual rent per unit is calculated as the total annualized net rental revenue divided by the total number of units owned.
Real estate operating contribution is calculated as the excess of rental revenues over real estate operating expenses as a percentage of rental revenues, and provides management an indication as to the ability of the properties to manage expenses in the current occupancy environment.
The following table presents these measures as of the dates indicated.

	March 31,	March 31,
	2006	2005
Physical Occupancy	94%	92%
Economic Occupancy	86%	81%
Average Quarterly Same Store Rent per Unit	$1,942	$1,874
Real Estate Operating Contribution	56%	54%
As reflected in the above figures, the strengthening demand for apartments, along with limited growth in the supply of available rental units, has allowed us to improve physical occupancy at our properties while at the same time significantly improving economic occupancy rates and average annual rent per unit through higher rental rates and a reduced need to offer rental concessions.
Our multifamily property asset base has continued to grow with the acquisitions of The Greenhouse and the Arbors of Dublin for an aggregate contractual purchase price of $32.5 million. These purchases were primarily financed by the proceeds from the 2005 divestiture of St. Andrews at Westwood. The Company expects the portfolio will continue to evolve as we evaluate our properties for continued income growth. As part of this evaluation, we determined that The Park at 58th Apartments was no longer a strategic asset and entered into a purchase and sale contract for $5.0 million. This transaction closed on April 26, 2006. The Company has also entered into a purchase and sale agreement to sell the Belvedere Apartments for approximately $23.2 million. While Belvedere has performed well, the Company believes that the current sellers’ market in Florida creates an opportunity to redeploy our assets to other properties that will be able to generate a greater long-term return. This transaction will result in a gain of approximately $15 million. The Company will attempt to defer any taxable gain through the use of the Section 1031 exchange account.
We are also benefiting from our transition to a self-advised and self-managed REIT. The elimination of administrative fees previously paid our former external advisor reduced general and administrative expenses by approximately $370,000 during the first quarter. Additionally the absence of property acquisition fees created cash savings of an additional $400,000. These savings are partially offset by additional personnel costs which were formerly incurred by the advisor of approximately $160,000.
Critical Accounting Policies
The Company’s critical accounting policies are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Results of Operations
The following discussion of the Company’s results of operations for the three months ended March 31, 2006 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Additionally, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company has classified the results

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
of operations of the properties sold during 2006 and 2005 as discontinued operations for all periods presented. The property-specific components of net income that are classified as discontinued operations include rental revenue, real estate operating expenses, depreciation expense and interest expense on debt collateralized by the property.
Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005 (in thousands):

	For the three months	For the three months	Dollar	Percentage
	ended March 31, 2006	ended March 31, 2005	Change	Change
Revenues
Rental revenues	$11,915	$10,040	$1,875	19%
Other revenues	60	98	(38)	-39%

Total revenues	11,975	10,138	1,837	18%

Expenses
Real estate operating	5,234	4,648	586	13%
Depreciation	2,458	1,969	489	25%
General and administrative	1,518	1,561	(43)	-3%
Amortization	468	1,259	(791)	-63%

Total expenses	9,678	9,437	241	3%

Operating Income	$2,297	$701	$1,596	228%

     Rental revenues. The acquisitions of Tregaron Oaks Apartments (“Tregaron”), The Reserve at Wescott Plantation (“Wescott”), and The Greenhouse (collectively, the “recently acquired properties”) increased rental revenues by approximately $1.4 million. Improvements in economic occupancy at the Company’s multifamily properties increased rental revenue at “same store” properties by 4% or $430,000 from 2005.
     Other revenues. Other revenues include fees earned from the management of properties owned by unrelated third parties. These revenues decreased in 2006, as the Company is managing fewer properties in 2006 than 2005.
     Real estate operating expenses. Operating expenses increased by $550,000 from the three months ended March 31, 2005 due to the recently acquired properties. This increase was partially offset by a decrease of approximately $250,000 due to a change in the Company’s capitalization policy. Prior to 2006, the Company expensed the cost of full unit carpet and vinyl flooring replacements. Such costs are now being capitalized. These savings were offset by non-routine repairs and maintenance at certain of the Company’s properties.
     Depreciation expense. The acquisition of the recently acquired properties increased depreciation expense by $394,000. Corporate depreciation expense also increased due to additional corporate assets. The remaining increase is attributable to the changes in the capitalization policy.
     General and administrative expenses. General and administrative expenses decreased by $43,000 from the three months ended March 31, 2005. The elimination of administrative fees paid to the former external advisor reduced general and administrative fees by approximately $370,000 from the prior year. These savings were partially offset by additional costs that the Company now incurs directly related to administering the day to day operations of the Company. Many of these costs, such as the purchase of office equipment, will be non-recurring, and accordingly such costs are expected to decrease in the future. The Company has also incurred approximately $280,000 of incremental costs relating to professional fees. In addition to incremental legal and accounting costs, the Company has also hired professional services firms to serve as a financial advisor and to assist in the evaluation of the Company’s compensation programs.
     Amortization expense. Amortization expense consists primarily of the amortization of in-place lease intangibles. These costs decreased significantly in 2006, as the in-place leases obtained in the 2004 merger with America First Real Estate Investment Partners, L.P. (“AFREZ”) became fully amortized in May of 2005. Partially offsetting this decrease was the recognition of an impairment of the Company’s intangible asset which was created when certain property management contracts were acquired from America First Properties Management Companies, LLC in November 2004. During the first quarter of 2006, the Company purchased The Greenhouse, which was one of the properties for which it previously provided management services. The Company then also became

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
aware that a significant percentage of the other properties for which it provides third party management services are expected to be sold during 2006. As a result, the Company determined that this asset was impaired and recorded a charge of $199,000.
Other Income and Expenses
Other income and expenses during the first quarter of 2006 and 2005 consistent of the following (in thousands):

	For the three months	For the three months	Dollar	Percentage
	ended March 31, 2006	ended March 31, 2005	Change	Change
Interest and dividend income	$939	$295	$644	218%
Impairment of agency securities	(344)	—	(344)	—
Interest expense	(2,716)	(2,112)	(604)	29%

Other expense, net	$(2,121)	$(1,817)	$(304)	17%

Interest and dividend income increased from 2005 due to the interest income earned on $29.4 million of the cash proceeds from the sale of St. Andrews which was not fully reinvested in real estate assets until March 22, 2006. Additionally, the Company has approximately $16.9 million of cash invested in interest bearing accounts, which is currently serving as additional collateral for the Coral Point and Covey at Fox Valley bonds. The Company also earned approximately $300,000 of interest income related to the Offutt mezzanine loan, which was repaid on February 27, 2006.
This income was partially offset by the recognition of an other than temporary impairment of agency securities. In March, the Company determined that it no longer intended to hold the agency securities for a period of time that would be sufficient to allow it to recover the unrealized losses which were recorded as a component of other comprehensive income. On April 24, 2006, the Company sold its agency securities for $15.7 million. The proceeds were utilized to repay $15.4 million of repurchase agreement borrowings, and accrued interest thereon.
Interest expense represents interest paid and other expenses associated with the taxable and tax-exempt mortgage debt incurred to finance the Company’s investments in multifamily apartment properties. The acquisitions of Tregaron and Wescott increased interest expense by approximately $350,000. Increased repurchase agreement borrowings, and increased rates on such borrowings, increased interest expense by $230,000.
Discontinued Operations.
As of March 31, 2006, The Park at 58th Apartments have been designated as held for sale. Accordingly, the results of operations for the periods presented have been reclassified to discontinued operations and disclosed as a single line item on the Statements of Operations. During 2005, the Company divested St. Andrews at Westwood, The Retreat, and Park Trace Apartments. As a result, these properties are also classified as discontinued operations for the three months ended March 31, 2005.
Funds from Operations (“FFO”)
The following sets forth a reconciliation of the Company’s net income (loss) as determined in accordance with GAAP and its FFO for the periods set forth (in thousands):

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

	For the three months	For the three months
	ended March 31, 2006	ended March 31, 2005
Net income (loss)	$172	$(981)
Depreciation expense	2,412	1,969
In-place lease amortization	269	1,259
Depreciation and amortization of discontinued operations	45	354
Impairment of agency securities	344	—

Funds from Operations	$3,242	$2,601

Weighted average shares outstanding	11,036	10,511

Funds from Operations per share	$0.29	$0.25

Funds from Operations increased $641,000, or 25%, for the three months ended March 31, 2006. The increase is attributable to improved same store net operating income of approximately $400,000 as a result of improved economic occupancy and consistent operating expenses. The remaining increase is attributable to changes in the Company’s portfolio and increased interest income. These gains are partially offset by increased repurchase agreement interest expense.
The Company generally calculates FFO in accordance with the definition of FFO that is recommended by the National Association of Real Estate Investment Trusts (“NAREIT”). To calculate FFO under the NAREIT definition, depreciation and amortization expenses related to the Company’s real estate, gains or losses realized from the disposition of depreciable real estate assets, and certain extraordinary items are added back to the Company’s net income. The Company has added back the impairment loss recognized on the Company’s agency securities and believes that this treatment is appropriate since NAREIT allows for the exclusion of gains and losses recognized in connection with the sale of a security in the determination of FFO. NAREIT does not specifically discuss how an impairment of a security should be handled.
The Company believes that FFO is an important non-GAAP measurement because FFO excludes the depreciation expense on real estate assets and real estate generally appreciates over time or maintains residual value to a much greater extent than other depreciable assets such as machinery or equipment. Additionally, other real estate companies, analysts and investors utilize FFO in analyzing the results of real estate companies. The Company’s FFO may not be comparable to other REITs or real estate companies with similar assets. This is due in part to the differences in capitalization policies used by different companies and the significant effect these capitalization policies have on FFO. Real estate costs incurred in connection with real estate operations which are accounted for as capital improvements are added to the carrying value of the property and depreciated over time whereas real estate costs that are expensed are accounted for as a current period expense. This affects FFO because costs that are accounted for as expenses reduce FFO. Conversely, real estate costs that are capitalized and depreciated are added back to net income to calculate FFO. The Company capitalizes appliances within the individual units such as ovens, refrigerators, and water heaters. In 2006, the Company modified its capitalization policy and began capitalizing the cost of carpet and vinyl flooring for full unit replacements.
Although the Company considers FFO to be a useful measure of its operating performance, FFO should not be considered as an alternative to net income which is calculated in accordance with GAAP.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Supplemental Operating Performance Statistics
The following tables are presented to provide additional information regarding property performance.

		For the three months ended March 31,
		2006		2005
		Physical	Economic	Physical	Economic
Property Name	Location	Occupancy	Occupancy	Occupancy	Occupancy
Properties historically owned by the Company
Arbor Hills	Antioch, TN	91%	80%	85%	79%
Belvedere Apartments	Naples, FL	99%	97%	100%	95%
Bluff Ridge Apartments	Jacksonville, NC	99%	96%	98%	96%
Brentwood Oaks Apartments	Nashville, TN	97%	92%	96%	87%
Coral Point Apartments	Mesa, AZ	95%	87%	92%	77%
Covey at Fox Valley	Aurora, IL	94%	81%	84%	72%
Delta Crossing	Charlotte, NC	93%	67%	96%	68%
Elliot’s Crossing Apartments	Tempe, AZ	94%	81%	93%	76%
Fox Hollow Apartments	High Point, NC	86%	75%	82%	73%
Greenbriar Apartments	Tulsa, OK	94%	85%	94%	84%
Highland Park Apartments	Columbus, OH	89%	81%	97%	84%
Huntsview Apartments	Greensboro, NC	88%	78%	89%	77%
Jackson Park Place Apartments	Fresno, CA	93%	90%	94%	91%
Lakes of Northdale Apartments	Tampa, FL	98%	96%	90%	84%
Littlestone of Village Green	Gallatin, TN	97%	83%	94%	79%
Misty Springs Apartments	Daytona Beach, FL	100%	96%	100%	94%
Monticello Apartments	Southfield, MI	85%	79%	92%	86%
Oakhurst Apartments	Ocala, FL	99%	98%	98%	96%
Oakwell Farms Apartments	Nashville, TN	94%	80%	93%	76%
Shelby Heights	Bristol, TN	100%	98%	94%	92%
The Hunt Apartments	Oklahoma City, OK	97%	94%	97%	94%
The Park at Countryside	Port Orange, FL	99%	96%	99%	93%
The Park at 58th Apartments	Chattanooga, TN	78%	73%	81%	76%
The Ponds at Georgetown	Ann Arbor, MI	83%	72%	91%	75%
Waterman’s Crossing	Newport News, VA	98%	93%	95%	90%
Waters Edge Apartments	Lake Villa, IL	89%	77%	93%	74%

Recently acquired properties (1)
Arbors of Dublin	Dublin, OH	92%	n/a (2)
The Greenhouse	Omaha, NE	99%	99%
The Reserve at Wescott Plantation	Summerville, SC	90%	86%
Tregaron Oaks Apartments	Bellevue, NE	99%	98%

		94%	86%	92%	81%

(1)	Arbors of Dublin, The Greenhouse, The Reserve at Wescott Plantation, and Tregaron Oaks Apartments were acquired by the Company in March 2006, January 2006, September 2005, and August 2005, respectively.

(2)	Arbors of Dublin was acquired on March 22, 2006 and accordingly this statistic is not currently applicable.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Quarterly rental revenue per unit

	For the three months		For the three months
Property Name	ended March 31, 2006		ended March 31, 2005	Change	% Change

Properties historically owned by the Company

Arbor Hills	$1,656		$1,652	$4	0%
Belvedere Apartments	2,457		2,407	50	2%
Bluff Ridge Apartments	2,004		1,997	7	0%
Brentwood Oaks Apartments	2,088		1,944	144	7%
Coral Point Apartments	1,724		1,535	189	12%
Covey at Fox Valley	2,456		2,186	270	12%
Delta Crossing	1,607		1,635	(28)	-2%
Elliot’s Crossing Apartments	1,875		1,608	267	17%
Fox Hollow Apartments	1,537		1,492	45	3%
Greenbriar Apartments	1,472		1,452	20	1%
Highland Park Apartments	1,552		1,616	(64)	-4%
Huntsview Apartments	1,632		1,579	53	3%
Jackson Park Place Apartments	2,123		2,085	38	2%
Lakes of Northdale Apartments	2,296		1,972	324	16%
Littlestone of Village Green	1,830		1,804	26	1%
Misty Springs Apartments	2,058		1,939	119	6%
Monticello Apartments	2,392		2,482	(90)	-4%
Oakhurst Apartments	2,056		1,930	126	7%
Oakwell Farms Apartments	1,675		1,597	78	5%
Shelby Heights	1,774		1,594	180	11%
The Hunt Apartments	1,521		1,523	(2)	0%
The Park at Countryside	2,078		1,993	85	4%
The Park at 58th Apartments	1,271		1,276	(5)	0%
The Ponds at Georgetown	2,514		2,717	(203)	-7%
Waterman’s Crossing	2,577		2,390	187	8%
Waters Edge Apartments	2,271		2,315	(44)	-2%

Average	$1,942		$1,874	$68	$4%

Recently acquired properties (1)

Arbors of Dublin	n/a	(2)
The Greenhouse	n/a	(2)
The Reserve at Wescott Plantation	$2,272
Tregaron Oaks Apartments	$2,178

(1)	Arbors of Dublin, The Greenhouse, The Reserve at Wescott Plantation, and Tregaron Oaks Apartments were acquired by the Company in March 2006, January 2006, September 2005, and August 2005, respectively.

(2)	The Greenhouse and the Arbors of Dublin were acquired on January 31, 2006 and March 22, 2006, respectively and accordingly this statistic is not currently applicable.
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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
The Company uses cash primarily to (i) pay the operating expenses of its multifamily apartment properties, including the cost of capital improvements; (ii) pay the operating expenses of the Company’s administration; (iii) pay debt service on its bonds and mortgages payable; (iv) acquire additional multifamily apartment properties, agency securities and other investments and (v) pay dividends. The Company currently expects to maintain dividends at the current rate. While the Company expects to be able to fund 2006’s dividends from cash provided by operations, it may be required to utilize other means including proceeds from the sale of properties.
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
The multifamily apartment properties which the Company currently owns are financed under 21 mortgage financings with an aggregate principal balance of $185.4 million as of March 31, 2006. These mortgages consisted of fourteen tax-exempt bonds with an aggregate principal balance outstanding of approximately $119.0 million and seven taxable mortgage notes payable with a combined principal balance of approximately $66.4 million. Approximately 73% of these mortgage obligations bear interest at a fixed rate with a weighted average interest rate of 5.12% for the three months ended March 31, 2006. The remaining 27% of these mortgage obligations bear interest at variable rates that had a weighted average interest rate of 3.54%, including swaps, for the three months ended March 31, 2006. Maturity dates on these mortgage obligations range from December 2007 to November 2044. In connection with the sale of the Park at 58th Apartments, the Company will repay $2.1 million of the tax exempt bonds. Additionally, upon the expected second quarter sale of the Belvedere Apartments, an additional $4.8 million of bonds will be repaid.
In addition, the Company has borrowings in the form of Notes payable. The Notes payable, which were assumed as part of the merger with AFREZ, bear interest at a variable rate with a weighted average interest rate of 5.35% for the three months ended March 31, 2006 and are due January 15, 2008.
The Company also has borrowings in the form of repurchase agreements. The borrowings under repurchase agreements bear interest at fixed rates with a weighted average interest rate of 4.74% for the three months ended March 31, 2006 and mature within one year.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
In order to mitigate interest rate risk associated with the Company’s variable rate debt, the Company has entered into the following derivative financial instruments.

	Interest Rate Swaps and Caps
		Counterparty				Company
		Notional		Receive/		Notional		Pay
	Maturity	Amount		Cap Rate		Amount		Rate
Fixed to Variable	December 6, 2006	$4,800	(4)	7.00%		$4,800	(4)	3.74	% (3)
Fixed to Variable	December 6, 2006	$5,300	(4)	7.13%		$5,300	(4)	3.74	% (3)
Fixed to Variable	December 6, 2006	$5,025	(1)(4)	7.75%		$5,025	(1) (4)	3.74	% (3)
Fixed to Variable	January 22, 2009	$8,300	(4)	5.38%		$8,300	(4)	3.74	% (3)
Variable to Fixed	February 3, 2009	$8,100		3.09	% (2)	$8,100		2.82%
Variable to Fixed	June 25, 2009	$10,910		3.09	% (2)	$10,910		3.30%
Fixed to Variable	July 13, 2009	$6,930	(4)	7.25%		$6,930	(4)	3.74	% (3)
Fixed to Variable	July 13, 2009	$3,980	(4)	7.50%		$3,980	(4)	3.74	% (3)
Variable to Fixed	January 15, 2012	$11,320		3.09	% (2)	$11,320		3.44%
Interest Rate Cap	December 22, 2009	$13,400		4.50%		N/A		N/A
Interest Rate Cap	December 22, 2009	$12,750		4.50%		N/A		N/A

(1)	Notional amount is tied to the Exchange at Palm Bay bond payable and adjusts downward as principal payments are made on the bond payable.

(2)	Weighted average Bond Market Association rate for the three months ended March 31, 2006.

(3)	Weighted average Bond Market Association rate for the three months ended March 31, 2006 plus 0.65%.

(4)	These are total return swaps.
The $10.9 million and $8.1 million variable to fixed swaps were entered into on top of and to mitigate the variable rate risk of the fixed to variable swaps maturing July 13, 2009 and January 22, 2009, respectively. These swaps effectively fix the interest rate on $10.9 million and $8.1 million of bonds payable at 3.30% and 2.82%, respectively.
Other than the $11.3 million variable to fixed rate swap, the Company’s interest rate swaps and caps do not qualify for hedge accounting and thus are accounted for as free standing financial instruments which are marked to market each period through the consolidated statement of operations and comprehensive income (loss). For the swap that does qualify as a cash flow hedge, changes in the fair market value of the derivative are recorded as a component of accumulated other comprehensive income.
Cash Flows from Operating, Investing and Financing Activities
Cash provided by operating activities for the three months ended March 31, 2006 increased by $814,000 compared to the same period a year earlier. The increase is primarily due to income from continuing operations, as compared to a loss from continuing operations in the prior year.
For the three months ended March 31, 2006 cash generated by investing activities increased by $4.2 million, primarily as a result of the prepayment of the mezzanine loan made by the Company to the developer of a military housing project at Offutt AFB. The Company also utilized $29.5 million of restricted cash to finance the majority of the $33.3 million required to purchase The Greenhouse and the Arbors of Dublin. The restricted cash was originally generated via the fourth quarter 2005 sale of St. Andrews at Westwood.
For the three months ended March 31, 2006, cash used in financing activities increased by $6.1 million. This increase was due to the first quarter repayment of $6.0 million of repurchase agreements.
Dividends declared during 2006 have exceeded the Company’s earnings by $2.5 million, thereby increasing the Company’s accumulated deficit to $14.9 million.

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
Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for detailed disclosure about quantitative and qualitative disclosures concerning market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2005.
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
Item 1a. Risk Factors.
Item 1A, “Risk Factors” of the Company’s 2005 Annual Report on Form 10-K includes a detailed discussion of the Company’s risk factors. There have been no changes to the Company’s risk factors discussed therein.
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
10.1 Agreement of Purchase and Sale dated January 18, 2006 by and between the Company and Retirement Centers Corporation, a Delaware corporation (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed January 24, 2006).
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

AMERICA FIRST APARTMENT INVESTORS, INC.

Date: May 5, 2006	/s/ John H. Cassidy
John H. Cassidy
President and Chief Executive Officer