Form 10-Q
period 2006-06-30
AMERICA FIRST APARTMENT INVESTORS INC
filed 2006-08-09
CIK 1175167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑     Non- accelerated file     ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
     As of August 4, 2006, there were 11,035,558 outstanding shares of the registrant’s common stock.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares and per share amounts)

	June 30,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$7,446	$4,743
Restricted cash	41,975	53,279
Real estate assets:
Land	35,075	33,835
Buildings	265,305	232,532

Total	300,380	266,367
Less: accumulated depreciation	(41,676)	(36,789)

Real estate assets, net	258,704	229,578
Investments in agency securities, at fair value	17	18,189
Investments in corporate equity securities, at fair value	4,021	4,073
Investment in mezzanine loan	—	7,173
Assets of discontinued operations	—	10,155
In-place lease intangibles, net of accumulated amortization of $6,032 and $5,377, respectively	475	550
Other assets	4,770	6,219

Total assets	$317,408	$333,959

Liabilities
Accounts payable and accrued expenses	$10,022	$8,996
Dividends payable	2,759	2,759
Notes payable	2,413	2,413
Bonds and mortgage notes payable	178,229	185,764
Borrowings under repurchase agreements	13,777	36,202

Total liabilities	207,200	236,134

Contingencies

Stockholders’ Equity
Common stock, $0.01 par value; 500,000,000 shares authorized, 11,035,558 issued and outstanding	110	110
Additional paid-in capital	110,175	110,157
Accumulated deficit	(391)	(12,318)
Accumulated other comprehensive income (loss)	314	(124)

Total stockholders’ equity	110,208	97,825

Total liabilities and stockholders’ equity	$317,408	$333,959

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share amounts)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues:
Rental revenues	$12,322	$10,014	$23,839	$19,700
Other revenues	70	68	130	166

Total revenues	12,392	10,082	23,969	19,866

Expenses:
Real estate operating	5,630	4,816	10,681	9,365
Depreciation	2,600	1,884	4,979	3,773
General and administrative	1,584	1,403	3,102	2,983
In-place lease amortization	388	907	657	2,166
Intangible asset impairment	—	—	199	—

Total operating expenses	10,202	9,010	19,618	18,287

Operating income	2,190	1,072	4,351	1,579

Interest and dividend income	399	313	1,338	611
Loss on sale of agency securities	(53)	—	(53)	—
Impairment of agency securities and preferred stock	(23)	—	(367)	—
Interest expense	(2,602)	(2,172)	(5,272)	(4,247)

Loss from continuing operations	(89)	(787)	(3)	(2,057)

Income from discontinued operations	147	280	232	569
Gain on sales of real estate	17,246	—	17,246	—

Net income (loss)	17,304	(507)	17,475	(1,488)

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	(59)	107	(101)	(166)
Reclassification adjustments for losses realized in net income (loss)	23		367	—
Unrealized gains (losses) on derivatives	71	(218)	172	(129)

	35	(111)	438	(295)

Comprehensive income (loss)	$17,339	$(618)	$17,913	$(1,783)

Earnings per share- basic and diluted
Income (loss) from continuing operations	$(0.01)	$(0.07)	$(0.00)	$(0.20)
Income from discontinued operations and gain on sales of real estate	1.58	0.02	1.58	0.06

Net income (loss)	$1.57	$(0.05)	$1.58	$(0.14)

Dividends declared per share	$0.25	$0.25	$0.50	$0.50

Weighted average number of shares outstanding- basic & diluted	11,036	10,511	11,036	10,511

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands, except per share amounts)

	For the six months ended,
	June 30, 2006	June 30, 2005
Operating activities
Net income (loss)	$17,475	$(1,488)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	5,102	4,640
Impairment of agency securities and preferred stock	367	—
Intangible asset impairment	199	—
Loss on sale of agency securities	53	—
Gain on sales of real estate	(17,246)	—
Change in fair value on interest rate swap agreements	(42)	196
Amortization	735	2,350
Non-cash stock option compensation	18	8
Change in other assets	1,433	(471)
Change in accounts payable and accrued expenses	140	1,277

Net cash provided by operating activities	8,234	6,512

Investing activities
Real estate capital improvements and acquisitions	(33,823)	(1,000)
Acquisition of non-real estate depreciable assets	(134)	—
Proceeds from sale of real estate	27,506	—
Principal received on agency securities	18,030	3,776
Change in restricted cash	11,304	(297)
Prepayment of mezzanine loan	7,094	—

Net cash provided by investing activities	29,977	2,479

Financing activities
Dividends paid	(5,548)	(5,255)
Repayments of borrowings under repurchase agreements	(22,425)	(2,000)
Principal payments on bonds and mortgage notes payable	(7,535)	(628)

Net cash used in financing activities	(35,508)	(7,883)

Change in cash and cash equivalents	2,703	1,108
Cash and cash equivalents at beginning of period	4,743	10,634

Cash and cash equivalents at end of period	$7,446	$11,742

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$2,759	$2,628

Cash paid for interest	$5,538	$4,278

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
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
The accompanying interim unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Other than a modification to the capitalization policy, the Company’s significant accounting policies are consistent with those disclosed in the Annual Report on Form 10-K. Effective January 1, 2006 the Company refined its capitalization policy to allow the capitalization of flooring costs when an entire unit’s carpet or vinyl flooring is replaced. During the three and six months ended June 30, 2006, the Company capitalized approximately $350,000 and $600,000 of such costs. Had the Company continued to follow its previous capitalization policy, net income would have been reduced by $0.03 and $0.05 per share for the three and six months ended June 30, 2006. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of June 30, 2006, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
2. Discontinued Operations
During the second quarter of 2006, the Company completed the divestitures of the Park at 58th Apartments and the Belvedere Apartments for proceeds of $27.5 million, net of closing costs of approximately $500,000. In connection with these sales, the Company has recognized a gain of $17.2 million. The Company utilized $6.9 million of the proceeds to repay the tax exempt bond financing on the respective properties.
During the third and fourth quarters of 2005, the Company divested three properties, the Park Trace Apartments, The Retreat Apartments, and St. Andrews at Westwood for aggregate proceeds of $54.4 million, net of closing costs of approximately $1.1 million.
The results of operations for these five properties are presented as discontinued operations. The summary results of operations for the aforementioned properties are as follows (in thousands):

	For the three months ended		For the six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues	$348	$2,006	$995	$4,025
Expenses	201	1,726	763	3,456

Income from discontinued operations	$147	$280	$232	$569

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)
3. Acquisition of Properties
In the first quarter of 2006, the Company completed the acquisition of two properties, The Greenhouse, a 126 unit complex located in Omaha, Nebraska, and the Arbors of Dublin, a 288 unit complex located in a suburb of Columbus, Ohio. The aggregate purchase price for these properties was $32.5 million. These purchases were primarily funded from the proceeds received from the fourth quarter 2005 divestiture of St. Andrews of Westwood. Neither of these properties is encumbered by a mortgage.
4. Sale of Agency Securities
During the first quarter of 2006, the Company determined that it would not recover the previously unrecognized losses recorded in accumulated other comprehensive income associated with its agency securities, and accordingly recognized an impairment loss of $344,000. This loss was equal to the difference between the Company’s basis in the agency securities and their fair market value on March 31, 2006. On April 24, 2006, the Company sold substantially all of its agency securities for $15.7 million, which resulted in an additional loss of $53,000. The entire proceeds were utilized to repay repurchase agreement borrowings and accrued interest thereon.
5. Impairment of Intangible Assets
In connection with the November 2004 acquisition of certain property management assets from America First Properties Management Companies, LLC, the Company assumed property management agreements for five complexes owned by unrelated third parties. These contracts were recorded as an intangible asset in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. During the first quarter of 2006, the Company purchased The Greenhouse, which was one of the properties for which it previously provided management services. Additionally, the Company became aware that a significant percentage of the other properties for which it provides third party management services are expected to be sold during 2006. As a result, the Company determined that the intangible asset was impaired and has recorded an expense of $199,000 in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2006.
6. Borrowings under Repurchase Agreements
Borrowings under repurchase agreements as of June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

	Interest	Maturity		Carrying Amount
Collateral	Rate	Date	Payment Schedule	June 30, 2006	December 31, 2005
Repurchase agreements collateralized by agency securities:
FNMA Pool #759197		repaid	Interest payments and
			principal due at maturity	$—	$15,427

FNMA Pool #670676		repaid	Interest payments and
			principal due at maturity	—	2,500

				—	17,927
Other repurchase agreements, collateralized by GNMA Certificates:

Waters Edge		repaid	Interest payments and	—	3,881
			principal due at maturity

Misty Springs	5.18%	08/22/2006	Interest payments and
			principal due at maturity	2,302	2,919

Monticello	5.58%	12/26/2006	Interest payments and	4,500	4,500
			principal due at maturity

The Ponds at Georgetown	5.07%	09/28/2006	Interest payments and
			principal due at maturity	6,975	6,975

				$13,777	$36,202

The Company intends to renew the repurchase agreements as they come due with new repurchase agreements having similar terms.
7. Transactions with Related Parties
Advisory Agreement
Prior to the Company’s December 30, 2005 merger with America First Apartment Advisory Corporation (the “Advisor”), the Company received management and advisory services from the Advisor. These services were provided under an Advisory Agreement (“the Agreement”), which included the following provisions: (i) the Advisor administered the day-to-day operations of the Company; (ii) the Advisor acted as the authorized agent on behalf of the Company in connection with the identification, evaluation, purchase, financing, operation and disposition of all real estate assets; (iii) the Advisor provided the executive and administrative personnel and services required for the operation of the Company; (iv) the Advisor maintained the financial records and performed the financial reporting of the Company; and (v) the Advisor provided information to the Board of Directors on an on-going basis.
In connection with these services, the Company made the following payments to the Advisor during the three and six months ended June 30, 2005 (in thousands):

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Administrative Fees (1)	$395	$783
Administrative Fees-Agency Securities (2)	$5	$37
Reimbursement of Direct and Allocated Costs (3)	$777	$1,337

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

(1)	Administrative Fee — General- This fee equaled 0.55% per annum of the sum of: (i) the original principal amount of the bonds originally issued to a predecessor to the Company; (ii) the purchase price paid by the Company for new assets that are held by the Company; (iii) the outstanding principal of mezzanine financing provided by the Company to unaffiliated owners of residential real estate, plus (iv) the value of properties acquired in a merger with America First Real Estate Investment Partners, L.P. with and into the Company. Such fees are included in General and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

(2)	Administrative Fee — Agency Securities- This fee equaled 0.25% per annum of the outstanding principal balance of all agency securities held by the Company plus an incentive equal to 20% of the amount by which the total net interest income realized by the Company from its portfolio of agency securities during each calendar month exceeded the average dollar amount of stockholders’ equity invested in agency securities during the month times the composite dividend yield reported by the National Association of Real Estate Investment Trusts for equity REITs which invest in residential apartment properties.

(3)	Reimbursement of Direct and Allocated Costs- The Company reimbursed the Advisor and its affiliate for certain costs and expenses that it incurred in connection with the carrying out of the Company’s business activities.
In addition to the fees discussed above, the Company was obligated to pay the Advisor a property acquisition fee. The fee, which was 1.25% of the gross purchase price of the property, was paid to compensate the Advisor for the identification, evaluation and acquisition of real estate assets. The Company did not acquire any real estate assets in the six months ended June 30, 2005.
Office Lease
In the three and six months ended June 30, 2006, the Company incurred expenses of $44,000 and $86,000, respectively, to lease office space from The Burlington Capital Group, LLC (“Burlington”), which is an affiliate of certain directors of the Company.
Mezzanine Loan
In September 2005, the Company loaned $7.4 million to America First Communities Offutt Developer, LLC (the “Developer”), which is an affiliate of a director of the Company. The funds were used by the Developer to partially finance the military housing privatization project at Offutt Air Force Base in Bellevue, Nebraska. On February 27, 2006, the Developer prepaid the loan. The Company received total proceeds of $7.4 million, including $7.1 million for repayment of the outstanding principal balance, $237,000 of accrued interest and an early termination fee of $89,000.
8. Stock Option Plan
The Company adopted a Stock Option Plan (the “Plan”) on April 1, 2002 to permit awards of equity based compensation to individuals providing services to the Company. In May 2006, the Company’s stockholders approved amendments to the Plan (including renaming it as the 2006 Equity Incentive Plan) which added stock appreciation rights, restricted stock, restricted stock units, and performance units to the types of awards available under the Plan. The Plan is administered by the Compensation Committee of the Board of Directors and allows for the aggregate issuance of the aforementioned awards for up to 750,000 shares of common stock.
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), utilizing the modified prospective method of adoption. Prior to January 1, 2006, the Company accounted for its stock options using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under this method, the Company recorded compensation expense based upon the estimated fair value of its granted options, over the expected vesting period. Accordingly, the adoption of SFAS No. 123R did not materially impact the Company’s financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)
Stock option activity for the six month period ended June 30, 2006 is summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2005	61,000	10.83
Granted	5,000	14.07
Cancelled	—	—

Balance at June 30, 2006	66,000	$11.08

Options exercisable at June 30, 2006	42,750	$10.07

On February 8, 2006, the Company granted a total of 5,000 non-qualified stock options to acquire common stock at an exercise price of $14.07 per share. The options vest 25% on the grant date and 25% on each of the next three anniversaries of the grant date. The per share estimated fair value of the options is $3.72, as determined using the Black-Scholes option-pricing model with the following assumptions: a risk free interest rate of 4.55% per annum, an expected remaining contractual life of 6 years and an expected volatility rate of 12.7%. These options have an aggregate fair value of approximately $19,000. There were no option grants made during the six months ended June 30, 2005.
As of June 30, 2006, the outstanding options have a remaining average contractual life of 8.1 years. The average contractual life for the exercisable options at June 30, 2006 is 7.4 years. Compensation expense for stock options was $6,000 and $18,000 for the three and six month periods ended June 30, 2006 and $6,900 and $12,400 for the three and six month periods ended June 30, 2005. The Company expects to recognize an additional $56,000 of compensation costs related to previously awarded stock option grants which will vest during the next 3.3 years.
9. Net Income (Loss) Per Share
For the three and six months ended June 30, 2006 and June 30, 2005 all outstanding stock options were excluded from the computation of diluted loss from continuing operations and net income (loss) per share due to the antidilutive impact on loss from continuing operations.
10. Segment Reporting
The Company’s reportable segments consist of its multifamily apartment properties and its commercial property. Prior to their second quarter 2006 sale, the Company’s investment in agency securities comprised a third reportable segment.
The Company defines each of its multifamily apartment properties as an individual operating segment. It has determined that all multifamily apartment properties have similar economic characteristics and meet the other criteria which permit the multifamily apartment properties to be aggregated into one reportable segment, that being the acquiring, holding, operating and selling of multifamily apartment properties. Prior to the second quarter of 2006, the Company’s chief operating decision-maker assessed operating results based upon net income. Concurrent with the sale of the agency securities, the chief operating decision-maker began to assess operating performance of the remaining operating segments based upon net operating income. Net operating income, as defined by the Company, differs from net income in that it excludes depreciation, amortization, and interest expense from the determination of profit or loss. The Company has recast the segment results for the three and six months ended June 30, 2005 for the new basis of presentation.
The Company’s commercial property is defined as a separate individual operating segment. The Company’s chief operating decision-maker assess and measure segment operating results based on net operating income at the commercial property level.
The Company does not derive any of its consolidated revenues from foreign countries and does not have any major tenants that individually account for 10% or more of the Company’s consolidated revenues.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)
The following table details certain key financial information for the Company’s reportable segments (in thousands):

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Total revenue
Multifamily	$12,128	$9,849	$23,451	$19,381
Commercial	194	165	388	319

Total segment revenues	12,322	10,014	23,839	19,700
Other	70	68	130	166

Total revenues	$12,392	$10,082	$23,969	$19,866

Segment net operating income
Multifamily	$6,555	$5,081	$12,881	$10,123
Commercial	137	117	277	212

Segment net operating income	6,692	5,198	13,158	10,335

General and administrative expenses	(1,584)	(1,403)	(3,102)	(2,983)
Interest expense	(2,602)	(2,172)	(5,272)	(4,247)
Depreciation expense	(2,600)	(1,884)	(4,979)	(3,773)
In-place lease amortization expense	(388)	(907)	(657)	(2,166)
Intangible asset impairment	—	—	(199)	—
Interest income, other income and expenses, net	393	381	1,048	777
Discontinued operations	17,393	280	17,478	569

Total net income (loss)	$17,304	$(507)	$17,475	$(1,488)

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
12. Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007. The Company does not anticipate the adoption of this standard will have a material impact on the consolidated financial statements.
13. Subsequent Events
On July 27, 2006, the Company completed the acquisition of Phase II of the Jackson Park Place Apartments, an 80-unit complex located adjacent to the Company’s existing property in Fresno, California for $10.4 million. The transaction was funded through the release of funds from the 1031 exchange account which was established with the proceeds from the sale of the Belvedere Apartments.

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
The following table sets forth certain information regarding the Company’s real estate properties as of June 30, 2006 and for the three months then ended:

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

			Average	Number	Percentage
		Number	Square Feet	of Units	of Units	Economic
Property Name	Location	of Units	Per Unit	Occupied	Occupied	Occupancy (2)
Arbor Hills	Antioch, TN	548	827	510	93%	81%
Arbors of Dublin	Dublin, OH	288	990	262	91%	89%
Bluff Ridge Apartments	Jacksonville, NC	108	873	106	98%	98%
Brentwood Oaks Apartments	Nashville, TN	262	852	254	97%	91%
Coral Point Apartments	Mesa, AZ	337	780	322	96%	89%
Covey at Fox Valley	Aurora, IL	216	948	205	95%	82%
Delta Crossing	Charlotte, NC	178	880	162	91%	67%
Elliot’s Crossing Apartments	Tempe, AZ	247	717	239	97%	84%
Fox Hollow Apartments	High Point, NC	184	877	154	84%	73%
Greenbriar Apartments	Tulsa, OK	120	666	114	95%	86%
Highland Park Apartments	Columbus, OH	252	891	237	94%	85%
Huntsview Apartments	Greensboro, NC	240	875	215	90%	78%
Jackson Park Place Apartments	Fresno, CA	296	822	284	96%	93%
Lakes of Northdale Apartments	Tampa, FL	216	873	214	99%	96%
Littlestone of Village Green	Gallatin, TN	200	987	197	98%	84%
Misty Springs Apartments	Daytona Beach, FL	128	786	128	100%	96%
Monticello Apartments	Southfield, MI	106	1,027	93	87%	79%
Oakhurst Apartments	Ocala, FL	214	790	211	99%	97%
Oakwell Farms Apartments	Nashville, TN	414	800	392	95%	81%
Shelby Heights	Bristol, TN	100	980	100	100%	97%
The Greenhouse	Omaha, NE	126	881	124	99%	96%
The Hunt Apartments	Oklahoma City, OK	216	693	214	99%	96%
The Park at Countryside	Port Orange, FL	120	720	119	99%	96%
The Ponds at Georgetown	Ann Arbor, MI	134	1,002	124	93%	76%
The Reserve at Wescott Plantation	Summerville, SC	192	1,083	185	97%	92%
Tregaron Oaks Apartments	Bellevue, NE	300	875	291	97%	96%
Waterman’s Crossing	Newport News, VA	260	944	257	99%	95%
Waters Edge Apartments	Lake Villa, IL	108	814	100	93%	78%

		6,110	866	5,813	95%	87%

The Exchange at Palm Bay	Palm Bay, FL	72,007 (1)	n/a	70,393	98%	n/a

Executive Summary

(1)	This is an office/warehouse facility. The figure represents square feet available for lease to tenants and percentage of square feet occupied.

(2)	Economic occupancy is presented for the three months ended June 30, 2006. Economic occupancy is defined as the net rental income divided by the maximum amount of rental income which could be derived from each property. The statistic is reflective of vacancy, rental concessions and non-rental units such as model units.
As property performance drives the overall financial results for the Company, it is important to examine a few key property performance measures. The following are high level performance measures management uses to gauge the overall performance of our property portfolio.
Physical occupancy, economic occupancy and average quarterly same store rent per unit are performance measures that provide management an indication as to the quality of rental revenues. Physical occupancy is calculated simply as the percentage of units occupied out of the total units owned. Economic occupancy is calculated as the net rental revenue, prior to the impact of deferring one-time concessions over the life of the affected leases, divided by the gross potential rental revenue which could be derived from the property portfolio. Economic occupancy is reflective of vacancy, rental concessions, and non-revenue units such as model units. The average quarterly same store rent per unit is calculated as the quarterly same store rental revenue divided by the number of units owned at same store properties.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Net operating income margin is calculated as the excess of rental revenues over real estate operating expenses as a percentage of rental revenues, and provides management an indication as to the ability of the properties to manage expenses in the current occupancy environment.
The following table presents these measures for the three months ended:

	June 30,	June 30,
	2006	2005
Physical occupancy	95%	94%
Economic occupancy	87%	82%
Average quarterly same store rent per unit	$1,994	$1,906
Net operating income margin	54%	52%
During the first half of 2006, the Company improved upon fiscal 2005’s rental revenue growth. Since June 30, 2005, the Company’s economic occupancy has increased 5%. This increase is driven by increased demand, which has allowed the Company to significantly reduce concessions. Demand for apartments has increased due to continued job growth and rising home mortgage rates. Additionally, supply in certain of the Company’s markets has decreased due to the conversion of multifamily apartment properties to condominiums.
Our multifamily property asset base has continued to grow with the acquisitions of The Greenhouse and the Arbors of Dublin for an aggregate purchase price of $32.5 million. These purchases were primarily financed by the proceeds from the 2005 divestiture of St. Andrews at Westwood. The Company expects the portfolio will continue to evolve as we evaluate our properties for continued income growth. As part of this evaluation, we determined that the Park at 58th Apartments was no longer a strategic asset and sold the property for $5.0 million. The Company also completed the sale of the Belvedere Apartments for approximately $23.2 million. While Belvedere performed well, the current sellers’ market in Florida created an opportunity to redeploy our assets to other properties that will be able to generate a greater long-term return. The sale of the Belvedere Apartments and Park at 58th resulted in gains of $14.9 million and $2.3 million, respectively. The Company will attempt to defer the majority of the taxable gain through the use of a Section 1031 exchange account. On July 27, 2006, the Company successfully redeployed $10.4 million of the Belvedere sales proceeds with the acquisition of Phase II of the Jackson Park Place Apartments, an 80-unit complex located adjacent to the Company’s existing property in Fresno, California.
We are also benefiting from our transition to a self-advised and self-managed REIT. The elimination of administrative fees previously paid to our former external advisor reduced general and administrative expenses by approximately $780,000 during the six months ended June 30, 2006. Additionally the absence of property acquisition fees created cash savings of an additional $400,000. These savings are partially offset by additional general and administrative costs of $230,000 primarily consisting of incremental salaries of $130,000, which were formerly incurred by the advisor.
Critical Accounting Policies
The Company’s critical accounting policies have not changed from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Results of Operations
The following discussion of the Company’s results of operations for the three and six months ended June 30, 2006 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Additionally, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company has classified the results of operations of the properties sold during 2006 and 2005 as discontinued operations for all periods presented. The property-specific components of net income that are classified as discontinued operations include rental revenue, real estate operating expenses, depreciation expense and interest expense on debt collateralized by the property.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005 (in thousands):

	For the three months	For the three months	Dollar	Percentage
	ended June 30, 2006	ended June 30, 2005	Change	Change
Revenues
Rental revenues	$12,322	$10,014	$2,308	23%
Other revenues	70	68	2	3%

Total Revenues	12,392	10,082	2,310	23%

Expenses
Real estate operating	5,630	4,816	814	17%
Depreciation	2,600	1,884	716	38%
General and administrative	1,584	1,403	181	13%
In-place lease amortization	388	907	(519)	-57%

	10,202	9,010	1,192	13%

Operating Income	$2,190	$1,072	$1,118	104%

     Rental revenues. The acquisitions of Tregaron Oaks Apartments (“Tregaron”), the Reserve at Wescott Plantation (“Wescott”), The Greenhouse, and the Arbors of Dublin (collectively, the “recently acquired properties”) increased rental revenues by approximately $2.0 million. Improvements in economic occupancy at the Company’s multifamily properties increased rental revenue at “same store” properties by 3% or $300,000 from 2005.
     Other revenues. Other revenues include fees earned from the management of properties owned by unrelated third parties. Although the Company is managing fewer properties in 2006 than in 2005, increased rental revenues at certain of the managed properties have allowed management fee income to remain consistent with the same quarter in the prior year.
     Real estate operating expenses. Real estate operating expenses increased by $870,000 from the three months ended June 30, 2005 due to the recently acquired properties. Included within this overall increase was a decrease of $350,000 due to a change in the Company’s capitalization policy. Prior to 2006, the Company expensed the cost of full unit carpet and vinyl flooring replacements. Such costs are now being capitalized. The savings from the change in capitalization policy were partially offset by losses of approximately $100,000 due to damages from fires and flooding at three of the Company’s properties. The remaining increase is primarily attributable to increased salaries and real estate taxes.
     Depreciation expense. The acquisition of the recently acquired properties increased depreciation expense by $600,000. The remaining increase is due to increased depreciation due to additions at the same store properties and additional corporate depreciable assets.
     General and administrative expenses. General and administrative expenses increased by $181,000 from the three months ended June 30, 2005. The elimination of administrative fees paid to the former external advisor reduced general and administrative fees by approximately $395,000 from the prior year. The savings are partially offset by $300,000 of additional salary and personnel costs. Such costs increased as the Company increased its staff to perform the services previously provided by the advisor; expanded the training program; and enhanced its supervision of regional property operations. The Company has also incurred approximately $150,000 of professional fees which are expected to be non-recurring. The Company has hired professional service firms to serve as financial advisors and to assist in the evaluation of the Company’s compensation programs.
     In-place lease amortization. Amortization expense from in-place lease intangibles decreased significantly in 2006, as the in-place leases obtained in the 2004 merger with America First Real Estate Investment Partners, L.P. (“AFREZ”) became fully amortized in May of 2005.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Other Income and Expenses
Other income and expenses during the second quarter of 2006 and 2005 consisted of the following (in thousands):

	For the three months	For the three months	Dollar	Percentage
	ended June 30, 2006	ended June 30, 2005	Change	Change
Interest and dividend income	$399	$313	$86	27%
Loss on sale of agency securities	(53)	—	(53)	—
Impairment of preferred stock	(23)	—	(23)	—
Interest expense	(2,602)	(2,172)	(430)	20%

Other expense, net	$(2,279)	$(1,859)	$(420)	23%

Interest and dividend income increased from 2005 due to increased levels of restricted cash. At June 30, 2006, restricted cash consisted primarily of the proceeds from the sale of the Belvedere Apartments and the $16.6 million of cash which collateralizes the Coral Point and Covey at Fox Valley bonds. The incremental earnings on the restricted cash was partially offset by the reduced interest income earned on the agency securities due to their sale in April of 2006. This income was partially offset by the loss upon the sale of the agency securities of $53,000 and an impairment of $23,000 due to the announced early redemption of one of the Company’s preferred stock holdings.
Interest expense represents interest paid and other expenses associated with the taxable and tax-exempt mortgage debt incurred to finance the Company’s investments in multifamily apartment properties. The acquisitions of Tregaron and Wescott increased interest expense by approximately $350,000. The acquisitions of the Greenhouse and the Arbors of Dublin did not impact interest expense as these properties were purchased with cash on hand. Increased interest rates on the Company’s repurchase agreement borrowings and subordinated notes increased interest expense by $75,000.
Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005 (in thousands):

	For the six months	For the six months	Dollar	Percentage
	ended June 30, 2006	ended June 30, 2005	Change	Change
Revenues
Rental revenues	$23,839	$19,700	$4,139	21%
Other revenues	130	166	(36)	-22%

Total Revenues	23,969	19,866	4,103	21%

Expenses
Real estate operating	10,681	9,365	1,316	14%
Depreciation	4,979	3,773	1,206	32%
General and administrative	3,102	2,983	119	4%
In-place lease amortization	657	2,166	(1,509)	-70%
Intangible asset amortization	199	—	199	—

	19,618	18,287	1,331	7%

Operating Income	$4,351	$1,579	$2,772	176%

     Rental revenues. The recently acquired properties increased rental revenues by approximately $3.4 million. Improvements in economic occupancy at the Company’s multifamily properties increased rental revenue at “same store” properties by 3% or $650,000 from 2005.
     Other revenues. Other revenues include fees earned from the management of properties owned by unrelated third parties. These revenues decreased during the first six months of 2006, as the Company is managing fewer properties in 2006 than 2005.
     Real estate operating expenses. Real estate operating expenses increased by $1.4 million from the six months ended June 30, 2005 due to the recently acquired properties. Included within the overall increase was a decrease of $600,000 due to the change in the Company’s capitalization policy. The savings from the change in capitalization policy were partially offset by losses of approximately $150,000 due to fires

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
and flooding at three of the Company’s properties. The remaining increase is attributable to increased salaries, real estate taxes, and various landscaping and exterior maintenance projects at certain of the Company’s properties.
     Depreciation expense. The acquisition of the recently acquired properties increased depreciation expense by $990,000. Corporate depreciation expense also increased due to additional corporate assets. The remaining increase is due to increased depreciation due to additions at the same store properties.
     General and administrative expenses. General and administrative expenses increased by $119,000 from the six months ended June 30, 2005. The elimination of administrative fees paid to the former external advisor reduced general and administrative fees by approximately $783,000 from the prior year. Salary and personnel costs increased by $240,000 from the six months ended June 30, 2005. Included with in the overall salary increase was a decrease of $345,000 due to a fiscal 2005 severance payment. In addition to increased salary costs to replace the services formerly provided by the advisor, the Company incurred additional costs to expand the training program, and to enhance supervision of regional property operations. The Company has also incurred approximately $360,000 of professional fees which are expected to be non-recurring. The Company has hired professional service firms to serve as financial advisors and to assist in the evaluation of the Company’s compensation programs.
     In-place lease amortization. Amortization expense from in-place lease intangibles decreased significantly in 2006, as the in-place leases obtained in the 2004 merger with AFREZ became fully amortized in May of 2005.
     Intangible asset impairment. In the first quarter of 2006, the Company recognized an impairment of the intangible asset that was created when certain property management contracts were acquired from America First Properties Management Companies, LLC in November 2004. The impairment occurred because the Company became aware that a significant percentage of the properties for which it provides third party management services are expected to be sold during 2006. As a result, the Company recorded an impairment expense of $199,000.
Other Income and Expenses
Other income and expenses during the first six months of 2006 and 2005 consisted of the following (in thousands):

	For the six months	For the six months	Dollar	Percentage
	ended June 30, 2006	ended June 30, 2005	Change	Change
Interest and dividend income	$1,338	$611	$727	119%
Loss on sale of agency securities	(53)	—	(53)	—
Impairment of agency securities and preferred stock	(367)	—	(367)	—
Interest expense	(5,272)	(4,247)	(1,025)	24%

Other expense, net	$(4,354)	$(3,636)	$(718)	20%

Interest and dividend income increased from 2005 due to the interest income earned on $29.6 million of the cash proceeds from the sale of St. Andrews which was not fully reinvested in real estate assets until March 22, 2006, as well as the $17.6 million of proceeds from the June 1, 2006 sale of the Belvedere Apartments. Additionally, the Company has approximately $16.6 million of cash invested in interest bearing accounts, which is currently serving as additional collateral for the Coral Point and Covey at Fox Valley bonds. The Company also earned approximately $300,000 of interest income related to the Offutt mezzanine loan, which was repaid on February 27, 2006. This income was partially offset by the impairment and subsequent loss upon sale of the agency securities. In March 2006, the Company determined that it no longer intended to hold the agency securities for a period of time that would be sufficient to allow it to recover the unrealized losses which were recorded as a component of other comprehensive income and on April 24, 2006 the portfolio of securities was sold.
Interest expense represents interest paid and other expenses associated with the taxable and tax-exempt mortgage debt incurred to finance the Company’s investments in multifamily apartment properties. The acquisitions of Tregaron and Wescott increased interest expense by approximately $705,000. Increased interest rates on the Company’s repurchase agreement borrowings and subordinated notes increased interest expense by $320,000.
Discontinued Operations.
During the second quarter, the Company completed the divestitures of the Park at 58th Apartments and the Belvedere Apartments for aggregate consideration of $27.5 million. These transactions resulted in a gain of $17.2 million. The Company currently does not have any properties held for sale.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Funds from Operations (“FFO”)
The following sets forth a reconciliation of the Company’s net income (loss) as determined in accordance with GAAP and its FFO for the periods set forth (in thousands):

	For the three months	For the three months	For the six months	For the six months
	ended June 30, 2006	ended June 30, 2005	ended June 30, 2006	ended June 30, 2005
Net income (loss)	$17,304	$(507)	$17,475	$(1,488)
Depreciation expense	2,557	1,884	4,889	3,773
In-place lease amortization	388	907	657	2,166
Depreciation and amortization of discontinued operations	—	433	123	867
Loss on sale of agency securities	53	—	53	—
Impairment of agency securities and preferred stock	23	—	367	—
Less: Gain on sales of real estate	(17,246)	—	(17,246)	—

FFO	$3,079	$2,717	$6,318	$5,318

Shares outstanding	11,036	10,511	11,036	10,511

FFO per share	$0.28	$0.26	$0.57	$0.51

Funds from Operations increased $362,000, or 13%, and $1 million or 19% for the three and six months ended June 30, 2006, respectively. The increase is attributable to the positive net operating income generated by the recently acquired properties and improved same store net operating income as a result of improved economic occupancy and consistent operating expenses. These improvements are partially offset by increased interest expense.
The Company generally calculates FFO in accordance with the definition of FFO that is recommended by the National Association of Real Estate Investment Trusts (“NAREIT”). To calculate FFO under the NAREIT definition, depreciation and amortization expenses related to the Company’s real estate, gains or losses realized from the disposition of depreciable real estate assets, and certain extraordinary items are added back, or deducted from, the Company’s net income (loss). The Company has added back the impairment loss recognized on the Company’s agency securities and preferred stock and believes that this treatment is appropriate since NAREIT allows for the exclusion of gains and losses recognized in connection with the sale of a security in the determination of FFO. NAREIT does not specifically discuss how an impairment of a security should be handled.
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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Supplemental Operating Performance Statistics
The following tables are presented to provide additional information regarding property performance.

	For the three months ended June 30,				For the six months ended June 30,
	2006		2005		2006		2005
	Physical	Economic	Physical	Economic	Physical	Economic	Physical	Economic
Property Name	Occupancy	Occupancy	Occupancy	Occupancy	Occupancy	Occupancy	Occupancy	Occupancy
Properties historically owned by the Company

Arbor Hills	93%	81%	91%	79%	92%	80%	88%	79%
Bluff Ridge Apartments	98%	98%	98%	94%	98%	97%	98%	96%
Brentwood Oaks Apartments	97%	91%	97%	90%	97%	92%	97%	88%
Coral Point Apartments	96%	89%	94%	82%	95%	88%	93%	81%
Covey at Fox Valley	95%	82%	85%	70%	95%	81%	84%	71%
Delta Crossing	91%	67%	97%	70%	92%	67%	97%	70%
Elliot’s Crossing Apartments	97%	84%	95%	75%	95%	83%	94%	76%
Fox Hollow Apartments	84%	73%	84%	72%	85%	74%	83%	72%
Greenbriar Apartments	95%	86%	92%	84%	95%	86%	93%	84%
Highland Park Apartments	94%	85%	97%	85%	92%	83%	97%	85%
Huntsview Apartments	90%	78%	91%	79%	89%	78%	90%	78%
Jackson Park Place Apartments	96%	93%	94%	91%	94%	92%	94%	91%
Lakes of Northdale Apartments	99%	96%	96%	90%	99%	96%	93%	87%
Littlestone of Village Green	98%	84%	94%	80%	97%	84%	94%	80%
Misty Springs Apartments	100%	96%	100%	94%	100%	96%	100%	94%
Monticello Apartments	87%	79%	92%	83%	86%	79%	92%	86%
Oakhurst Apartments	99%	97%	98%	94%	99%	98%	98%	95%
Oakwell Farms Apartments	95%	81%	95%	79%	94%	81%	94%	78%
Shelby Heights	100%	97%	96%	92%	100%	97%	95%	92%
The Hunt Apartments	99%	96%	93%	90%	98%	95%	95%	92%
The Park at Countryside	99%	96%	98%	93%	99%	96%	99%	93%
The Ponds at Georgetown	93%	76%	88%	79%	88%	74%	89%	77%
Waterman’s Crossing	99%	95%	98%	94%	98%	94%	96%	92%
Waters Edge Apartments	93%	78%	85%	77%	91%	77%	89%	77%

Recently acquired properties (1)
Arbors of Dublin	91%	89%	—	—	91%	89%	—	—
The Greenhouse	99%	96%	—	—	99%	96%	—	—
The Reserve at Wescott Plantation	97%	92%	—	—	93%	89%	—	—
Tregaron Oaks Apartments	97%	96%	—	—	98%	97%	—	—

	95%	87%	94%	82%	95%	86%	93%	82%

(1)	Arbors of Dublin, The Greenhouse, The Reserve at Wescott Plantation, and Tregaron Oaks Apartments were acquired by the Company in March 2006, January 2006, September 2005, and August 2005, respectively.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Quarterly rental revenue per unit

	For the three	For the three
	months ended	months ended
Property Name	June 30, 2006	June 30, 2005	Change	% Change
Properties historically owned by the Company

Arbor Hills	$1,693	$1,688	$5	0%
Bluff Ridge Apartments	2,060	1,983	77	4%
Brentwood Oaks Apartments	2,074	2,019	55	3%
Coral Point Apartments	1,759	1,613	146	9%
Covey at Fox Valley	2,555	2,241	314	14%
Delta Crossing	1,632	1,757	(125)	-7%
Elliot’s Crossing Apartments	1,952	1,594	358	22%
Fox Hollow Apartments	1,508	1,452	56	4%
Greenbriar Apartments	1,509	1,484	25	2%
Highland Park Apartments	1,633	1,632	1	0%
Huntsview Apartments	1,623	1,651	(28)	-2%
Jackson Park Place Apartments	2,212	2,065	147	7%
Lakes of Northdale Apartments	2,335	2,117	218	10%
Littlestone of Village Green	1,867	1,751	116	7%
Misty Springs Apartments	2,101	1,984	117	6%
Monticello Apartments	2,385	2,502	(117)	-5%
Oakhurst Apartments	2,051	1,996	55	3%
Oakwell Farms Apartments	1,733	1,676	57	3%
Shelby Heights	1,797	1,646	151	9%
The Hunt Apartments	1,573	1,444	129	9%
The Park at Countryside	2,101	2,006	95	5%
The Ponds at Georgetown	2,696	2,699	(3)	0%
Waterman’s Crossing	2,631	2,489	142	6%
Waters Edge Apartments	2,370	2,247	123	5%

Average	$1,994	$1,906	$88	5	% (2)

Recently acquired properties (1)
Arbors of Dublin	$1,840
The Greenhouse	3,171
The Reserve at Wescott Plantation	2,422
Tregaron Oaks Apartments	2,104

Average	$2,384

(1)	Arbors of Dublin, The Greenhouse, The Reserve at Wescott Plantation, and Tregaron Oaks Apartments were acquired by the Company in March 2006, January 2006, September 2005, and August 2005, respectively.

(2)	The indicated increase is prior to the impact of deferring one-time concessions over the life of the respective leases.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Year to date rental revenue per unit

	For the six	For the six
	months ended	months ended
Property Name	June 30, 2006	June 30, 2005	Change	% Change
Properties historically owned by the Company
Arbor Hills	$3,349	$3,359	$(10)	0%
Bluff Ridge Apartments	4,064	3,992	72	2%
Brentwood Oaks Apartments	4,162	3,951	211	5%
Coral Point Apartments	3,483	3,198	285	9%
Covey at Fox Valley	5,011	4,418	593	13%
Delta Crossing	3,239	3,443	(204)	-6%
Elliot’s Crossing Apartments	3,827	3,198	629	20%
Fox Hollow Apartments	3,045	2,939	106	4%
Greenbriar Apartments	2,981	2,935	46	2%
Highland Park Apartments	3,185	3,262	(77)	-2%
Huntsview Apartments	3,256	3,230	26	1%
Jackson Park Place Apartments	4,334	4,149	185	4%
Lakes of Northdale Apartments	4,632	4,088	544	13%
Littlestone of Village Green	3,697	3,562	135	4%
Misty Springs Apartments	4,160	3,923	237	6%
Monticello Apartments	4,776	5,044	(268)	-5%
Oakhurst Apartments	4,107	3,938	169	4%
Oakwell Farms Apartments	3,408	3,266	142	4%
Shelby Heights	3,571	3,239	332	10%
The Hunt Apartments	3,094	2,968	126	4%
The Park at Countryside	4,179	3,999	180	5%
The Ponds at Georgetown	5,210	5,417	(207)	-4%
Waterman’s Crossing	5,208	4,889	319	7%
Waters Edge Apartments	4,641	4,639	2	0%

Average	$3,942	$3,794	$148	4	%(2)

Recently acquired properties (1)
Arbors of Dublin	$2,031
The Greenhouse	5,335
The Reserve at Wescott Plantation	4,694
Tregaron Oaks Apartments	4,282

Average	$4,085

(1)	Arbors of Dublin, The Greenhouse, The Reserve at Wescott Plantation, and Tregaron Oaks Apartments were acquired by the Company in March 2006, January 2006, September 2005, and August 2005, respectively.

(2)	The indicated increase is prior to the impact of deferring one-time concessions over the life of the respective leases.
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
The Company uses cash primarily to (i) pay the operating expenses of its multifamily apartment properties, including the cost of capital improvements; (ii) pay the operating expenses of the Company’s administration; (iii) pay debt service on its bonds and mortgages payable; (iv) acquire additional multifamily apartments and other investments and (v) pay dividends. The Company

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
currently expects to maintain dividends at the current rate. While the Company expects to be able to fund 2006’s dividends from cash provided by operations, it may be required to utilize other means including proceeds from the sale of properties.
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
The multifamily apartment properties which the Company currently owns are financed under 19 mortgage financings with an aggregate principal balance of $178.2 million as of June 30, 2006. These mortgages consisted of twelve tax-exempt bonds with an aggregate principal balance outstanding of approximately $112.0 million and seven taxable mortgage notes payable with a combined principal balance of approximately $66.2 million. Approximately 74% of these mortgage obligations bear interest at a fixed rate with a weighted average interest rate of 5.09% per annum for the six months ended June 30, 2006. The remaining 26% of these mortgage obligations bear interest at variable rates that had a weighted average interest rate of 3.75% per annum, including swaps, for the six months ended June 30, 2006. Maturity dates on these mortgage obligations range from December 2007 to November 2044
In addition, the Company has outstanding Notes payable of $2.4 million, which were assumed as part of the merger with AFREZ, and bear interest at a variable rate with a weighted average interest rate of 5.61% per annum for the six months ended June 30, 2006. The entire principal amount of the Notes is payable on January 15, 2008.
The Company also has borrowings in the form of repurchase agreements. The borrowings under repurchase agreements bear interest at fixed rates with a current weighted average interest rate of 5.22% per annum and mature within one year.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
In order to mitigate interest rate risk associated with the Company’s variable rate debt, the Company has entered into the following derivative financial instruments.

	Interest Rate Swaps and Caps
		Counterparty				Company
		Notional		Receive/		Notional		Pay
	Maturity	Amount		Cap Rate		Amount		Rate
Fixed to Variable	December 6, 2006	$5,300	(4)	7.13%		$5,300	(4)	4.19	% (3)
Fixed to Variable	December 6, 2006	$5,006	(1) (4)	7.75%		$5,006	(1) (4)	4.19	% (3)
Fixed to Variable	January 22, 2009	$8,300	(4)	5.38%		$8,300	(4)	4.19	% (3)
Variable to Fixed	February 3, 2009	$8,100		3.54	% (2)	$8,100		2.82%
Variable to Fixed	June 25, 2009	$10,910		3.54	% (2)	$10,910		3.30%
Fixed to Variable	July 13, 2009	$6,930	(4)	7.25%		$6,930	(4)	4.19	% (3)
Fixed to Variable	July 13, 2009	$3,980	(4)	7.50%		$3,980	(4)	4.19	% (3)
Variable to Fixed	January 15, 2012	$11,320		3.54	% (2)	$11,320		3.44%
Interest Rate Cap	December 22, 2009	$13,400		4.50%		N/A		N/A
Interest Rate Cap	December 22, 2009	$12,750		4.50%		N/A		N/A

(1)	Notional amount is tied to the Exchange at Palm Bay bond payable and adjusts downward as principal payments are made on the bond payable.

(2)	Weighted average Bond Market Association rate for the three months ended June 30, 2006.

(3)	Weighted average Bond Market Association rate for the three months ended June 30, 2006 plus 0.65%.

(4)	These are total return swaps.
The $10.9 million and $8.1 million variable to fixed swaps were entered into on top of and to mitigate the variable rate risk of the fixed to variable swaps maturing July 13, 2009 and January 22, 2009, respectively. These swaps effectively fix the interest rate on $10.9 million and $8.1 million of bonds payable at 3.30% and 2.82% per annum, respectively.
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
Cash Flows from Operating, Investing and Financing Activities
Cash provided by operating activities for the six months ended June 30, 2006 increased by $1.7 million compared to the same period a year earlier. The increase is due to a $2.1 million decrease in the Company’s loss from continuing operations.
For the six months ended June 30, 2006, the Company generated $30.0 million of cash from investing activities. The Company received proceeds of $27.5 million from the sales of the Belvedere Apartments and the Park at 58th Apartments. It also received approximately $18 million in proceeds from the principal repayment and sale of its agency securities. Further increasing cash generated by investing activities was the $7.1 million prepayment of the mezzanine loan made by the Company to the developer of a military housing project at Offutt AFB. These inflows were offset by the purchase of the Arbors of Dublin and the Greenhouse.
For the six months ended June 30, 2006, the Company used $35.5 million of cash in financing activities. Cash was utilized to repay $22.4 million of repurchase agreements, and to repay the Belvedere Apartments and Park at 58th Apartments bond financings of $4.8 million and $2.1 million, respectively. Additionally, the Company has paid $5.5 million in dividends during the six months ended June 30, 2006.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007. The Company does not anticipate the adoption of this standard will have a material impact on the consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company’s primary market risk exposure is interest rate risk. The Company’s exposure to market risk for changes in interest rates relates primarily to its long-term variable rate borrowings. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company’s control.
The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objective, the Company borrows primarily at fixed rates and also enters into derivative financial instruments, such as interest rate swaps, in order to manage and mitigate its variable interest rate risk. The Company has not entered into derivative instrument transactions for speculative purposes.
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
Item 4. Submission of Matters to a Vote of Security Holders.
The Company held its annual shareholders’ meeting on May 9, 2006 for the following purposes:
(1) To elect two Class I directors.
(2) To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.
(3) To approve the adoption of the Company’s 2006 Equity Incentive Plan.
(4) To approve the adoption of the Company’s Employee Stock Purchase Plan.
A total of 11,035,558 shares of common stock were entitled to vote at the meeting and a total of 9,408,396 shares (85.3%) were represented at the meeting, in person or by proxy. The following sets forth the results of the voting at the annual meeting:
Election of Directors

Michael B. Yanney	For— 9,208,578	Withheld— 199,818

Gregor Medinger	For— 9,208,578	Withheld— 199,818
Ratification of the appointment of Deloitte & Touche LLP

For— 9,265,550	Against— 47,350	Abstain— 95,495
Adoption of 2006 Equity Incentive Plan

For— 2,598,194	Against— 535,762	Abstain 205,432	Broker Non-vote— 6,069,008
Adoption of Employee Stock Purchase Plan

For— 2,728,293	Against— 429,457	Abstain 181,639	Broker Non-vote— 6,069,007
Further information regarding these matters is contained in the Company’s Proxy Statement, dated April 3, 2006.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
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
10.1 Agreement of Purchase and Sale dated April 27, 2006 by and between the Company and Brady Sullivan Properties, LLC, a New Hampshire limited liability company (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed May 2, 2006).
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

AMERICA FIRST APARTMENT INVESTORS, INC.

Date: August 9, 2006	/s/ John H. Cassidy
John H. Cassidy
President and Chief Executive Officer