Form 10-Q
period 2006-09-30
AMERICA FIRST APARTMENT INVESTORS INC
filed 2006-11-08
CIK 1175167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
YES ☐     NO ☑
As of November 3, 2006, there were 11,035,558 outstanding shares of the registrant’s common stock.

AMERICA FIRST APARTMENT INVESTORS, INC.
Forward-Looking Statements
This report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements that reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, the Company’s performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the real estate assets constitute forward-looking statements. Shareholders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties, and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include local and national economic conditions, the amount of new construction, affordability of home ownership, interest rates on single-family home mortgages and on the Company’s variable-rate borrowings, government regulation, price inflation, the level of real estate and other taxes imposed on the properties, labor problems and natural disasters and other items discussed under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and in Item 1A of Part II of this report.
 ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares and per share amounts)

	September 30,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$3,786	$4,743
Restricted cash	16,939	53,279
Real estate assets:
Land	40,547	32,549
Buildings	310,110	222,814

Total	350,657	255,363
Less: accumulated depreciation	(43,439)	(36,200)

Real estate assets, net	307,218	219,163
Assets of discontinued operations	20,823	20,570
Investments in agency securities, at fair value	10	18,189
Investments in corporate equity securities, at fair value	3,505	4,073
Investment in mezzanine loan	—	7,173
In-place lease intangibles, net of accumulated amortization of $6,478 and $5,377, respectively	1,821	550
Other assets	6,008	6,219

Total assets	$360,110	$333,959

Liabilities
Accounts payable and accrued expenses	$11,109	$8,996
Dividends payable	2,869	2,759
Notes payable	2,413	2,413
Bonds and mortgage notes payable	224,413	185,764
Borrowings under repurchase agreements	11,925	36,202

Total liabilities	252,729	236,134

Contingencies

Stockholders’ Equity
Common stock, $0.01 par value; 500,000,000 shares authorized, 11,035,558 issued and outstanding	110	110
Additional paid-in capital	110,237	110,157
Accumulated deficit	(3,135)	(12,318)
Accumulated other comprehensive income (loss)	169	(124)

Total stockholders’ equity	107,381	97,825

Total liabilities and stockholders’ equity	$360,110	$333,959

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share amounts)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues:
Rental revenues	$12,410	$10,068	$35,171	$28,580
Other revenues	52	101	182	267

Total revenues	12,462	10,169	35,353	28,847

Operating Expenses:
Real estate operating	5,494	4,804	15,416	13,451
Depreciation	2,592	2,006	7,414	5,642
General and administrative	1,197	1,302	3,859	3,842
Property management	306	213	746	656
In-place lease amortization	444	321	1,101	2,247
Intangible asset impairment	—	—	199	—

Total operating expenses	10,033	8,646	28,735	25,838

Operating income	2,429	1,523	6,618	3,009

Interest and dividend income	433	321	1,771	931
Loss on redemption of securities	(11)	—	(64)	—
Impairment of securities	—	—	(367)	—
Interest expense	(2,784)	(1,981)	(8,056)	(6,231)

Income (loss) from continuing operations	67	(137)	(98)	(2,291)

Income from discontinued operations	233	320	628	985
Gain (loss) on sales of discontinued operations	(159)	3,442	17,087	3,442

Net income	141	3,625	17,617	2,136

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	68	17	(33)	(149)
Reclassification adjustments for losses realized in net income	11	—	378	—
Unrealized gains (losses) on derivatives	(224)	188	(52)	59

	(145)	205	293	(90)

Comprehensive income (loss)	$(4)	$3,830	$17,910	$2,046

Earnings per share — basic and diluted:
Income (loss) from continuing operations	$—	$(0.01)	$(0.01)	$(0.22)
Income from discontinued operations	0.01	0.36	1.61	0.42

Net income	$0.01	$0.35	$1.60	$0.20

Dividends declared per share	$0.26	$0.25	$0.76	$0.75

Weighted average number of shares outstanding— basic	11,036	10,511	11,036	10,511

Weighted average number of shares outstanding— diluted	11,043	10,511	11,036	10,511

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands, except per share amounts)

	For the nine months ended,
	September 30, 2006	September 30, 2005
Operating activities:
Net income	$17,617	$2,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,751	6,965
Impairment of securities	367	—
Loss on redemption of securities	64	—
Intangible asset impairment	199	—
Gain on sales of discontinued operations	(17,087)	(3,442)
Change in fair value on interest rate swap agreements	149	(18)
Amortization	1,196	2,767
Non-cash stock based compensation	80	28
Change in other assets	1,882	481
Change in accounts payable and accrued expenses	943	2,274

Net cash provided by operating activities	13,161	11,191

Investing activities:
Capital improvements and real estate acquisitions	(108,637)	(26,386)
Proceeds from sales of discontinued operations	27,347	14,090
Principal received on agency securities	18,036	5,982
Proceeds from redemption of corporate equity securities	583	—
Change in restricted cash	36,340	(7,924)
Prepayment of (investment in) mezzanine loan	7,094	(7,444)

Net cash used in investing activities	(19,237)	(21,682)

Financing activities:
Proceeds from mortgage notes	46,488	12,370
Borrowings under repurchase agreements	—	6,800
Repayments of borrowings under repurchase agreements	(24,277)	(2,000)
Dividends and dividend equivalents paid	(8,318)	(7,883)
Debt financing costs paid	(935)	(142)
Principal payments on bonds and mortgage notes payable	(7,839)	(5,759)

Net cash provided by financing activities	5,119	3,386

Change in cash and cash equivalents	(957)	(7,105)
Cash and cash equivalents at beginning of period	4,743	10,634

Cash and cash equivalents at end of period	$3,786	$3,529

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$2,869	$2,628

Cash paid for interest	$8,297	$6,171

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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
The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Other than a modification to the capitalization policy, the Company’s significant accounting policies are consistent with those disclosed in the Annual Report on Form 10-K. Effective January 1, 2006 the Company refined its capitalization policy to allow the capitalization of flooring costs when an entire unit’s carpet or vinyl flooring is replaced. During the three and nine months ended September 30, 2006, the Company capitalized approximately $460,000 and $1,060,000 of such costs. Had the Company continued to follow its previous capitalization policy, net income would have been reduced by $0.04 and $0.10 per share for the three and nine months ended September 30, 2006, respectively. Real estate operating expenses for the three and nine months ended September 30, 2005 include $280,000 and $616,000, respectively, of carpet and vinyl costs which would have been capitalized under the new capitalization policy.
In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of September 30, 2006, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
2. Acquisition of Properties
In the first quarter of 2006, the Company completed the acquisition of two properties, The Greenhouse, a 126 unit complex located in Omaha, Nebraska, and the Arbors of Dublin, a 288 unit complex located in a suburb of Columbus, Ohio. The aggregate purchase price for these properties was $33.2 million. These purchases were primarily funded from the proceeds received from the fourth quarter 2005 divestiture of St. Andrews of Westwood.
On July 27, 2006, the Company acquired the second phase of Jackson Park Place Apartments, an 80-unit complex located adjacent to the Company’s existing property in Fresno, California for $10.5 million. This acquisition was funded through the release of funds from the 1031 exchange account which was established with the proceeds from the sale of the Belvedere Apartments.
On September 28, 2006, the Company acquired a four property portfolio comprised of 1,052 units for an aggregate purchase price of $64.5 million. The properties include Morganton Place, Cumberland Trace, and Village of Cliffdale, each located in Fayetteville, North Carolina and Woodberry Apartments in Asheville, North Carolina. The Company intends on selling Cumberland Trace as it did not meet the acquisition criteria of the Company’s strategic plan if bought on a stand alone basis, but was required to be purchased as the properties were being sold as a single portfolio.
The purchase price of the four properties was funded with approximately $17.1 million of cash, $37.6 million in the form of a mortgage loan drawn upon a new $70.5 million credit facility, a short term loan of $8.9 million, and the assumption of $875,000 of liabilities, primarily related to accrued income taxes and tenant security deposits. See note 4 for a description of the new credit facility

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(UNAUDITED)
and related borrowings. The short-term loan that was undertaken to finance the acquisition of Cumberland Trace bears interest at a variable rate and matures on March 28, 2007. The cash portion was primarily funded by the remaining proceeds from the sale of the Belvedere Apartments and the release of $8.8 million of cash, which provided additional collateral on the bonds payable at Coral Point. The Company was able to utilize the $8.8 million by substituting the recent acquisition of the second phase of Jackson Park Place for the cash collateralizing the bonds payable at Coral Point. The former owner of the four property portfolio has placed $600,000 of the purchase price in an escrow account. These funds will be distributed to the Company if the three Fayetteville properties do not meet specific monthly revenue targets during the twelve month period ending September 30, 2007. The revenue escrow is included as a component of other assets in the Company’s condensed consolidated balance sheet.
The following purchase price allocations are substantially complete, but may change as the Company receives final appraisals and the escrow period for the three Fayetteville properties expires (in thousands):

2006
Land	$8,771
Buildings	94,325

Total real estate assets	103,096

Other assets	5,058

Total assets acquired	108,154

Mortgage notes payable	46,488
Other liabilities	1,664

48,152

Net assets acquired	$60,002

Included within other assets are $2.4 million of intangible assets relating to in-place leases at the acquired properties. The in-place lease intangible assets will be amortized over the weighted average lives of the respective leases.
3. Discontinued Operations
As of September 30, 2006, the Company has designated three properties, Cumberland Trace, Waters Edge, and Delta Crossing as held for sale pursuant to Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company has entered into purchase and sale agreements to sell the real estate assets of Cumberland Trace and Delta Crossing for $11.1 million and $7.8 million, respectively. Waters Edge is not currently under contract, but the Company is currently marketing the property to prospective buyers and it expects the property will be divested within the next twelve months.
During the second quarter of 2006, the Company completed the divestitures of the Park at 58th Apartments and the Belvedere Apartments for proceeds of $27.3 million, net of closing costs of approximately $660,000. In connection with these sales, the Company has recognized a gain of $17.1 million. The Company utilized $6.9 million of the proceeds to repay the tax exempt bond financing on the respective properties.
Included in assets of discontinued operations on the condensed consolidated balance sheet as of September 30, 2006, are $20.5 million of real estate assets, net of accumulated depreciation and $350,000 of intangible assets related to in-place leases at Cumberland Trace. The balance as of December 31, 2005 is entirely attributable to real estate assets.
During the third and fourth quarters of 2005, the Company divested three properties, the Park Trace Apartments, The Retreat Apartments, and St. Andrews at Westwood for aggregate proceeds of $54.4 million, net of closing costs of approximately $1.1 million.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(UNAUDITED)
The summary results of operations for the aforementioned properties are as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues	$597	$2,335	$2,669	$7,501
Expenses	364	2,015	2,041	6,516

Income from discontinued operations	$233	$320	$628	$985

4. Credit Facility
On September 28, 2006, the Company entered into a Master Credit Facility and Reimbursement Agreement (the “Facility”) with Wells Fargo Bank, N.A. and Fannie Mae. The Facility was initially established for $70.5 million and may be expanded, with the consent of the lenders, by an additional $49.5 million (for a total of $120 million). The Facility provides the Company the ability to borrow at either fixed or variable interest rates and also enables the Company to utilize Fannie Mae credit enhancement on tax exempt bond financings on its existing portfolio or for future property acquisitions.
In connection with the acquisition of Morganton Place, Village of Cliffdale and Woodberry Apartments, the Company drew down $37.6 million of the Facility. These borrowings mature on October 1, 2016, bear interest at a fixed rate of 5.56% and are secured by first mortgages on the three above properties as well as The Greenhouse, Arbors of Dublin and Brentwood Oaks. For the first six years of the $37.6 million loan, the Company is only required to make monthly payments of interest. In the 7th through 10th years, the Company is obligated to make principal payments, based upon a 30 year amortization of the note.
The Facility also provides the Company the ability, until September 28, 2007, to borrow an additional $21.6 million at a fixed interest rate of 5.68%. Any borrowings under the Facility will have a term of 10 years from the date of the transaction.
The Facility contains representations, warranties, terms and conditions customary for transactions of this type with Fannie Mae. These include covenants limiting the Company’s subsidiary borrowers’ ability to (1) transfer ownership interests in the subsidiary borrowers or in the real estate mortgaged as collateral for the Facility, (2) enter into certain transactions with affiliates, (3) make distributions to the Company during the continuation of a Potential Event of Default or an Event of Default (as those terms are defined in the Facility), and (4) initiate any public process or make public application to convert any of the mortgaged properties to a condominium or cooperative.
The Facility also contains financial covenants that require the Company to maintain at all times (a) a Net Worth (defined as total stockholders’ equity plus accumulated depreciation) of not less than $100 million, (b) cash and cash equivalents (as defined in the Facility) of not less than $3 million, and (c) a total balance of cash, cash equivalents and investments in publicly-traded common or preferred stock of not less than $4 million. The Company is in compliance with such covenants.
The Facility contains certain events of default, including (1) failure to pay principal, interest or any other amount owing on any other obligation under the Facility when due, (2) material incorrectness of representations and warranties when made, (3) breach of covenants, (4) failure to comply with requirements of any Governmental Authority (as defined in the Facility) beyond specified cure periods, (5) bankruptcy and insolvency and (6) entry by a court of one or more judgments against the borrowers or the Company in the aggregate amount in excess of $250,000 that remain unbonded, undischarged or unstayed for a certain number of days after the entry thereof. If any event of default occurs and is not cured within applicable grace periods set forth in the Facility or waived, all loans and other obligations could become due and immediately payable and the Facility could be terminated.
5. Sale of Agency Securities
During the first quarter of 2006, the Company determined that it would not recover the previously unrecognized losses recorded in accumulated other comprehensive income associated with its agency securities, and accordingly recognized an impairment loss of $344,000. This loss was equal to the difference between the Company’s basis in the agency securities and their fair market value on March 31, 2006. On April 24, 2006, the Company sold substantially all of its agency securities for $15.7 million, which resulted in the recognition of an additional loss of $53,000 in the second quarter of 2006. The entire proceeds were utilized to repay repurchase agreement borrowings and accrued interest thereon.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(UNAUDITED)
6. Impairment of Intangible Assets
In connection with the November 2004 acquisition of certain property management assets from America First Properties Management Company, LLC, the Company assumed property management agreements for five apartment complexes owned by unrelated third parties. The estimated fair value of these contracts was recorded as an intangible asset in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. During the first quarter of 2006, the Company purchased The Greenhouse, which was one of the properties for which it previously provided management services under these contracts. Additionally, the Company became aware that a significant percentage of the other properties for which it provides third party management services are expected to be sold during 2006. As a result, the Company determined that the intangible asset was impaired and has recorded an expense of $199,000 in the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2006.
7. Borrowings under Repurchase Agreements
Borrowings under repurchase agreements as of September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	Interest	Maturity		Carrying Amount
Collateral	Rate	Date	Payment Schedule	September 30, 2006	December 31, 2005
Repurchase agreements collateralized by agency securities:

FNMA Pool #759197		repaid	Interest payments and principal due at maturity	$—	$15,427

FNMA Pool #670676		repaid	Interest payments and principal due at maturity	—	2,500

				—	17,927

Other repurchase agreements, collateralized by GNMA Certificates:

Waters Edge		repaid	Interest payments and principal due at maturity	—	3,881

Misty Springs	5.37%	11/20/2006	Interest payments and principal due at maturity	500	2,919

Monticello	5.58%	12/26/2006	Interest payments and principal due at maturity	4,500	4,500

The Ponds at Georgetown	5.36%	12/28/2006	Interest payments and principal due at maturity	6,925	6,975

				$11,925	$36,202

The Company intends to renew the repurchase agreements as they come due with new repurchase agreements having similar terms.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(UNAUDITED)
8. Transactions with Related Parties
Advisory Agreement
Prior to the Company’s December 30, 2005 merger with America First Apartment Advisory Corporation (the “Advisor”) the Company received management and advisory services from the Advisor. These services were provided under an Advisory Agreement (“the Agreement”), which included the following provisions: (i) the Advisor administered the day-to-day operations of the Company; (ii) the Advisor acted as the authorized agent on behalf of the Company in connection with the identification, evaluation, purchase, financing, operation and disposition of all real estate assets; (iii) the Advisor provided the executive and administrative personnel and services required for the operation of the Company; (iv) the Advisor maintained the financial records and performed the financial reporting of the Company; and (v) the Advisor provided information to the Board of Directors on an on-going basis.
In connection with these services, the Company made the following payments to the Advisor during the three and nine months ended September 30, 2005 (in thousands):

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Administrative Fees — General (1)	$402	$1,185
Administrative Fees — Agency Securities (2)	$12	$49
Property Acquisition Fees (3)	$456	$456
Reimbursement of Direct and Allocated Costs (4)	$374	$1,711

(1)	Administrative Fees — General- This fee equaled 0.55% per annum of the sum of: (i) the original principal amount of the bonds originally issued to a predecessor to the Company; (ii) the purchase price paid by the Company for new assets that are held by the Company; (iii) the outstanding principal of mezzanine financing provided by the Company to unaffiliated owners of residential real estate, plus (iv) the value of properties acquired in a merger with America First Real Estate Investment Partners, L.P. with and into the Company. Such fees are included in General and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

(2)	Administrative Fees – Agency Securities- This fee equaled 0.25% per annum of the outstanding principal balance of all agency securities held by the Company plus an incentive equal to 20% of the amount by which the total net interest income realized by the Company from its portfolio of agency securities during each calendar month exceeded the average dollar amount of stockholders’ equity invested in agency securities during the month times the composite dividend yield reported by the National Association of Real Estate Investment Trusts for equity REITs which invest in residential apartment properties.

(3)	Property Acquisition Fees – The Advisor received a fee of 1.25% of the gross purchase price of real estate assets for identifying, evaluating and acquiring real estate assets on behalf of the Company.

(4)	Reimbursement of Direct and Allocated Costs- The Company reimbursed the Advisor and its affiliate for certain costs and expenses that it incurred in connection with the carrying out of the Company’s business activities.
Office Lease
In the three and nine months ended September 30, 2006, the Company incurred expenses of $44,000 and $129,000, respectively, to lease office space from The Burlington Capital Group, LLC, which is an affiliate of certain directors of the Company.
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
September 30, 2006
(UNAUDITED)
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
Stock option activity for the nine month period ended September 30, 2006 is summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2005	61,000	$10.83
Granted	49,800	14.73
Cancelled	—	—

Balance at September 30, 2006	110,800	$12.58

Options exercisable at September 30, 2006	57,950	$11.13

On February 8, 2006, the Company granted a total of 5,000 non-qualified stock options (NSQO’s) to acquire common stock at an exercise price of $14.07 per share. On August 9, 2006 an additional 44,800 NSQO’s were granted at an excise price of $14.80 per share. The options vest 25% on the grant date and 25% on each of the next three anniversaries of the grant date. These options had an aggregate fair value of approximately $208,000 on their grant dates.
During the three and nine months ended September 30, 2005, the Company granted 16,000 NSQO’s to acquire common stock at an exercise price of $12.15 per share. The fair value of these options was approximately $49,000.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted- average assumptions for options granted in:

	2006	2005
Risk-free interest rate	4.82%	4.18%
Expected life	6 years	6 years
Volatility	14.6%	12.7%
Estimated fair value	$4.18	$3.05
As of September 30, 2006, the outstanding options have a remaining average contractual life of 8.6 years. The average contractual life for the exercisable options at September 30, 2006 is 7.8 years. Compensation expense for stock options was $62,000 and $80,000 for the three and nine month periods ended September 30, 2006 and $19,400 and $27,600 for the three and nine month periods ended September 30, 2005. The Company expects to recognize an additional $184,000 of compensation costs related to previously awarded stock option grants which will vest during the next 3.6 years.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(UNAUDITED)
10. Net Income Per Share
For the nine months ended September 30, 2006 and the three and nine months ended September 30, 2005, the Company excluded all outstanding stock options in the computation of diluted loss from continuing operations and net income per share due to the antidilutive impact on loss from continuing operations. All outstanding stock options were included in the computation of diluted income from continuing operations and net income per share for the three months ended September 30, 2006, as the average market value of the Company’s common stock during the period exceeded the exercise prices for the respective option grants.
11. Segment Reporting
The Company’s reportable segments consist of its multifamily apartment properties and its commercial property. Prior to their second quarter 2006 sale, the Company’s investment in agency securities comprised a third reportable segment.
The Company defines each of its multifamily apartment properties as an individual operating segment. It has determined that all multifamily apartment properties have similar economic characteristics and meet the other criteria which permit the multifamily apartment properties to be aggregated into one reportable segment, that being the acquiring, operating and selling of multifamily apartment properties. Prior to the second quarter of 2006, the Company’s chief operating decision-maker assessed operating results based upon segment net income. Concurrent with the sale of the agency securities, the chief operating decision-maker began to assess operating performance of the remaining operating segments based upon net operating income. Net operating income, as defined by the Company, differs from segment net income in that it excludes depreciation, amortization, and interest expense from the determination of profit or loss. The Company has recast the segment results for the three and nine months ended September 30, 2005 for the new basis of presentation.
The Company’s commercial property is defined as a separate individual operating segment. The Company’s chief operating decision-maker assesses and measures segment operating results based on net operating income at the commercial property level.
The Company does not derive any of its consolidated revenues from foreign countries and does not have any major tenants that individually account for 10% or more of the Company’s consolidated revenues.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(UNAUDITED)
The following table details certain key financial information for the Company’s reportable segments (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Total revenue:
Multifamily	$12,216	$9,892	$34,591	$28,084
Commercial	194	176	580	496

Total segment revenues	12,410	10,068	35,171	28,580
Other	52	101	182	267

Total revenues	$12,462	$10,169	$35,353	$28,847

Segment net operating income:
Multifamily	$6,772	$5,160	$19,337	$14,812
Commercial	144	104	418	317

Segment net operating income	6,916	5,264	19,755	15,129

General and administrative expenses	(1,197)	(1,302)	(3,859)	(3,842)
Property management expense	(306)	(213)	(746)	(656)
Interest expense	(2,784)	(1,981)	(8,056)	(6,231)
Depreciation expense	(2,592)	(2,006)	(7,414)	(5,642)
In-place lease amortization	(444)	(321)	(1,101)	(2,247)
Interest income, other income and expenses, net	474	422	1,323	1,198
Income from discontinued operations	233	320	628	985
Gain (Loss) on sales of real estate	(159)	3,442	17,087	3,442

Net income	$141	$3,625	$17,617	$2,136

12. Contingencies
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
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur, the estimated amount of the loss is expensed in the financial statements. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters known to it will not have a material adverse effect on the Company’s financial statements.
13. Reclassifications
The Company has revised its Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) to separately present costs associated with property management operations. Such costs, previously included in general administrative expenses, consist of salaries and benefits of the Company’s regional property managers, training personnel, national maintenance directors and senior vice-president of operations, their respective travel costs and other costs directly attributable to these personnel.
14. Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007. The Company does not anticipate the adoption of this standard will have a material impact on the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(UNAUDITED)
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of this statement will have on the consolidated financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying misstatement in Current Year Financial Statements (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108, effective for the Company’s fiscal year ended December 31, 2006, provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company does not believe that the adoption of SAB 108 will have any effect on the Company’s consolidated financial statements.
15. Subsequent Events
On October 24, 2006, the Company signed a purchase and sale agreement to acquire the Cornerstone Apartments, located in Independence, Missouri for $37.5 million. It is anticipated that the acquisition of this property will be financed by additional borrowings under the Facility described in note 4, and the property will become additional collateral for all borrowings under the Facility.
On October 26, 2006, the Company borrowed $1.8 million under a 30 day repurchase agreement, bearing interest at 5.30%. The repurchase agreement is secured by a GNMA certificate associated with Waters Edge Apartments.

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

The following table sets forth certain information regarding the Company’s real estate properties as of and for the three months ended September 30, 2006:
AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

				Average	Number	Percentage
		Number		Square Feet	of Units	of Units
Property Name	Location	of Units		Per Unit	Occupied	Occupied
Arbor Hills	Antioch, TN	548		827	519	95%
Arbors of Dublin	Dublin, OH	288		990	269	93%
Bluff Ridge Apartments	Jacksonville, NC	108		873	105	97%
Brentwood Oaks Apartments	Nashville, TN	262		852	255	97%
Coral Point Apartments	Mesa, AZ	337		780	311	92%
Covey at Fox Valley	Aurora, IL	216		948	205	95%
Cumberland Trace	Fayetteville, NC	248		958	208	84%
Delta Crossing	Charlotte, NC	178		880	159	89%
Elliot’s Crossing Apartments	Tempe, AZ	247		717	235	95%
Fox Hollow Apartments	High Point, NC	184		877	158	86%
Greenbriar Apartments	Tulsa, OK	120		666	112	93%
Highland Park Apartments	Columbus, OH	252		891	237	94%
Huntsview Apartments	Greensboro, NC	240		875	222	93%
Jackson Park Place Apartments	Fresno, CA	296		822	284	96%
Jackson Park Place Apartments — Phase II	Fresno, CA	80		1,096	76	95%
Lakes of Northdale Apartments	Tampa, FL	216		873	214	99%
Littlestone of Village Green	Gallatin, TN	200		987	193	97%
Misty Springs Apartments	Daytona Beach, FL	128		786	128	100%
Monticello Apartments	Southfield, MI	106		1,027	100	94%
Morganton Place	Fayetteville, NC	280		962	257	92%
Oakhurst Apartments	Ocala, FL	214		790	209	98%
Oakwell Farms Apartments	Nashville, TN	414		800	406	98%
Shelby Heights	Bristol, TN	100		980	99	99%
The Greenhouse	Omaha, NE	126		881	126	100%
The Hunt Apartments	Oklahoma City, OK	216		693	212	98%
The Park at Countryside	Port Orange, FL	120		720	118	98%
The Ponds at Georgetown	Ann Arbor, MI	134		1,002	132	99%
The Reserve at Wescott Plantation	Summerville, SC	192		1,083	181	94%
Tregaron Oaks Apartments	Bellevue, NE	300		875	290	97%
Village at Cliffdale	Fayetteville, NC	356		798	330	93%
Waterman’s Crossing	Newport News, VA	260		944	254	98%
Waters Edge Apartments	Lake Villa, IL	108		814	104	96%
Woodberry Apartments	Asheville, NC	168		837	164	98%

		7,242		876	6,872	95%

The Exchange at Palm Bay	Palm Bay, FL	72,007	(1)	n/a	70,393	98%

(1)	This is an office/warehouse facility. The figure represents square feet available for lease to tenants and percentage of square feet occupied.
Executive Summary
As property performance drives the overall operating results for the Company, it is important to examine a few key property performance measures. The following are high level performance measures management uses to gauge the overall performance of our property portfolio.
Physical occupancy and average quarterly same store rent per unit are performance measures that provide management an indication as to the quality of rental revenues. Physical occupancy is calculated simply as the percentage of units occupied out of the total units owned. The average quarterly same store rent per unit is calculated as the quarterly same store rental revenue divided by the number of units at same store properties (properties owned for the entirety of both periods presented).

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Net operating income margin is calculated as the excess of rental revenues over real estate operating expenses as a percentage of rental revenues, and provides management an indication as to the ability of the properties to manage expenses in the current occupancy environment.
In previous filings, the Company indicated that economic occupancy was also a high level measure used to gauge the performance of the portfolio. In the third quarter, the Company instituted a change in pricing methodology which will eliminate the majority of the recurring concessions granted to tenants. The change in methodology is in anticipation of the potential future implementation of a rent optimization software program. The elimination of recurring concessions will not impact net rental revenues, but will significantly reduce the spread between the economic and physical occupancy percentages. At most properties economic occupancy will be within one or two percentage points of the physical occupancy. Accordingly, the economic occupancy metric will no longer provide valuable insight into the Company’s performance. Information regarding physical occupancy and average rental revenue per unit can be found on pages 21- 23 of this document.
The following table presents these measures for the three months ended:

	September 30,	September 30,
	2006	2005
Physical occupancy	95%	94%
Average quarterly same store rent per unit	$2,053	$1,933
Net operating income margin	56%	52%
During the third quarter of 2006, the Company continued to experience strong rental revenue growth. Such growth is driven by increased demand, which allowed the Company to reduce up-front concessions by 58% from the three months ended September 30, 2005. Demand for apartments has increased due to continued job growth, reduced affordability of home ownership and modest supply of new apartments due to higher land and construction costs. Additionally, the supply of rental apartments, in certain of the Company’s markets has decreased due to the conversion of multifamily apartment properties to condominiums. Net operating income margin improved primarily due to the change in the Company’s capitalization policy.
The Company is also continuing the execution of its strategic plan. During the third quarter, the Company completed the acquisition of five properties for aggregate consideration of $75.0 million. On September 28, 2006, the Company acquired a four property portfolio comprised of 1,052 units. The properties include Morganton Place, Cumberland Trace, and Village of Cliffdale, each located in Fayetteville, North Carolina and Woodberry Apartments in Asheville, North Carolina (collectively, the “North Carolina Portfolio”). The Company intends on selling Cumberland Trace as it did not meet the acquisition criteria of the Company’s strategic plan if bought on a stand alone basis, but was required to be purchased as the properties were being sold only as a single portfolio. The fifth property acquired was the second phase of Jackson Park Place Apartments (“JPPII”), an 80-unit complex located adjacent to the Company’s existing property in Fresno, California. The Company also determined that two of its existing properties, Delta Crossing and Waters Edge, do not provide a sufficient opportunity for strong revenue growth and accordingly, the Company has decided to sell these properties.
The Company is also benefiting from its transition to a self-advised and self-managed REIT. The elimination of administrative fees previously paid to our former external advisor reduced general and administrative expenses by approximately $1.2 million during the nine months ended September 30, 2006. Additionally the absence of property acquisition fees on the current year acquisitions created cash savings of an additional $1.3 million. These savings are partially offset by additional general and administrative costs of $670,000, primarily consisting of incremental salaries of $550,000, which were formerly incurred by the advisor.
Critical Accounting Policies
The Company’s critical accounting policies have not changed from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Results of Operations
The following discussion of the Company’s results of operations for the three and nine months ended September 30, 2006 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Additionally, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company has classified the results of operations of Cumberland Trace, Delta Crossing, Waters Edge and the properties sold during 2006 and 2005 as discontinued operations for all periods presented. The property-specific components of net income that are classified as discontinued operations include rental revenue, real estate operating expenses, depreciation expense and interest expense on debt collateralized by the property.
Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005 (in thousands):

	For the three months	For the three months	Dollar	Percentage
	ended September 30, 2006	ended September 30, 2005	Change	Change
Revenues
Rental revenues	$12,410	$10,068	$2,342	23%
Other revenues	52	101	(49)	-49%

Total Revenues	12,462	10,169	2,293	23%

Expenses
Real estate operating	5,494	4,804	690	14%
Depreciation	2,592	2,006	586	29%
General and administrative	1,197	1,302	(105)	-8%
Property management	306	213	93	44%
In-place lease amortization	444	321	123	38%

	10,033	8,646	1,387	16%

Operating Income	$2,429	$1,523	$906	59%

     Rental revenues. Rental revenues increased by $2.3 million from the third quarter of 2005. The acquisitions of Tregaron Oaks Apartments (“Tregaron”), the Reserve at Wescott Plantation (“Wescott”), The Greenhouse, the Arbors of Dublin, and JPPII, (collectively, the “recently acquired properties”) increased rental revenues by approximately $1.75 million. Reduced concessions and rental increases at the Company’s same store multifamily properties increased rental revenues by 6% or $570,000 from the third quarter of 2005. The acquisition of the North Carolina properties, on September 28, 2006 did not have a significant impact on the third quarter results of operations.
     Other revenues. Other revenues include fees earned from the management of properties owned by unrelated third parties. These revenues decreased during the three months ended September 30, 2006, as the Company is managing fewer properties than in 2005.
     Real estate operating expenses. Real estate operating expenses increased by $690,000 from the prior year third quarter. The recently acquired properties increased real estate operating expenses by $785,000. Included within the overall increase was a decrease due to a change in the Company’s capitalization policy. Effective January 1, 2006, the Company began capitalizing flooring costs when an entire unit’s carpet or vinyl flooring is replaced. During the three months ended September 30, 2005, $280,000 of such costs were expensed. The expense reduction from the change in capitalization policy was partially offset by increased real estate taxes of $86,000, a personal injury claim settlement, and non-routine repairs at certain of the Company’s properties.
     Depreciation expense. The acquisition of the recently acquired properties increased depreciation expense by $500,000 from the three months ended September 30, 2005. The remaining increase is due to capital expenditures at same store properties and additional corporate depreciable assets.
     General and administrative expenses. General and administrative expenses decreased by $105,000 from the three months ended September 30, 2005. The elimination of administrative fees paid to the former external advisor reduced general and administrative fees by approximately $402,000 from the prior year. The savings were partially offset by $225,000 of additional salary and personnel costs. These costs increased primarily due to the hiring of additional personnel to replace the services formerly provided by the external advisor.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
The acquisition of the advisor also increased rental expense by approximately $30,000, as the Company was required to obtain additional office space for the incremental personnel. Lastly, during the quarter, the Company incurred approximately $65,000 of additional costs associated with the August 2006 stock option grant and additional board fees as a result of the expansion of the Company’s Board of Directors.
     Property management expenses. Property management expenses consist of salaries and benefits of the Company’s regional property managers, training personnel, national maintenance directors and senior vice-president of operations, their respective travel costs and other costs directly attributable to these personnel. Such costs increased from the prior year primarily due to the expansion of the Company’s training program.
     In-place lease amortization. Amortization expense from in-place lease intangibles increased as the in-place lease intangibles related to the current year acquisitions of the recently acquired properties exceeded the related amounts recognized in the third quarter of 2005 arising from the acquisitions of Tregaron and Wescott.
Other Income and Expenses
Other income and expenses during the third quarter of 2006 and 2005 consisted of the following (in thousands):

	For the three months	For the three months	Dollar	Percentage
	ended September 30, 2006	ended September 30, 2005	Change	Change
Interest and dividend income	$433	$321	$112	35%
Loss on redemption of securities	(11)	—	(11)	—
Interest expense	(2,784)	(1,981)	(803)	41%

Other expense, net	$(2,362)	$(1,660)	$(702)	42%

Interest and dividend income increased from 2005 due to increased levels of restricted cash. The incremental earnings on the restricted cash were partially offset by the reduced interest income earned on the agency securities due to their sale in April of 2006. Interest income is expected to decrease in the future, as the Company has now reinvested the proceeds from the sale of the Belvedere Apartments, as well as approximately $8.8 million of cash which was collateralizing the Coral Point bonds.
Interest expense represents interest paid and other expenses associated with the taxable and tax-exempt mortgage debt incurred to finance the Company’s investments in multifamily apartment properties. The acquisitions of Tregaron and Wescott increased interest expense by approximately $185,000 compared to the quarter ended September 30, 2005. The adjustment of the Company’s interest rate swaps to current market value accounted for $412,000 of the change in interest expense. In the third quarter of 2005, the market value of its interest rate swaps increased, which in turn decreased interest expense by $214,000, whereas in the current quarter, the market value of these swaps decreased, which increased interest expense by $198,000. The remaining increase is due to the Company’s 2005 allocation of interest expense to St. Andrews, Park Trace, and the Retreat, in accordance with Emerging Issue Task Force consensus 87-24, Allocation of Interest to Discontinued Operations. Under the terms of this consensus, the Company was required to allocate interest expense to discontinued operations for the three properties which collateralized debt issued by other of the Company’s properties. These properties were sold in the second half of 2005. Since the Company utilized the proceeds from the sales to purchase additional multifamily properties, rather than repay a portion of the collateralized debt, interest expense associated with continuing operations increased. The acquisitions of the recently acquired properties did not directly impact interest expense as these properties were purchased with cash on hand. The acquisition of the North Carolina properties on September 28, 2006 did not significantly impact interest expense for the quarter.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005 (in thousands):

	For the nine months	For the nine months	Dollar	Percentage
	ended September 30, 2006	ended September 30, 2005	Change	Change
Revenues
Rental revenues	$35,171	$28,580	$6,591	23%
Other revenues	182	267	(85)	-32%

Total Revenues	35,353	28,847	6,506	23%

Expenses
Real estate operating	15,416	13,451	1,965	15%
Depreciation	7,414	5,642	1,772	31%
General and administrative	3,859	3,842	17	0%
Property management	746	656	90	14%
In-place lease amortization	1,101	2,247	(1,146)	-51%
Intangible asset impairment	199	—	199	—

	28,735	25,838	2,897	11%

Operating Income	$6,618	$3,009	$3,609	120%

     Rental revenues. Rental revenues increased by $6.6 million from the nine months ended September 30, 2005. The recently acquired properties increased rental revenues by approximately $5.2 million. Reduced concessions and increased rents at the Company’s multifamily properties increased rental revenue at same store properties by 5% or $1.4 million from 2005. The acquisition of the North Carolina properties on September 28, 2006 did not have a significant impact on the third quarter results of operations.
     Other revenues. Other revenues include fees earned from the management of properties owned by unrelated third parties. These revenues decreased during the first nine months of 2006, as the Company is managing fewer properties in 2006 than 2005.
     Real estate operating expenses. Real estate operating expenses increased by $2.0 million from the nine months ended September 30, 2005. The recently acquired properties increased operating expenses by $2.2 million. Included within the overall increase was a decrease due to the change in the Company’s capitalization policy. During the nine months ended September 30, 2005, $616,000 of carpet and vinyl costs were expensed. The remaining increase is primarily attributable to increased real estate taxes of $274,000, various landscaping and exterior maintenance projects at certain of the Company’s properties, and $100,000 of losses due to a fire and flooding at two of the Company’s same store properties.
     Depreciation expense. The acquisition of the recently acquired properties increased depreciation expense by $1.5 million from the nine months ended September 30, 2005. The remaining increase is due to capital expenditures at same store properties and additional corporate depreciable assets.
     General and administrative expenses. General and administrative expenses increased by $17,000 from the nine months ended September 30, 2005. The elimination of administrative fees paid to the former external advisor reduced general and administrative fees by approximately $1.2 million from the prior year. Salary costs increased by $550,000 primarily due to the hiring of additional personnel to replace the services formerly provided by the advisor. Year to date salary expense also has increased due to a refinement of the Company’s annual incentive program. The refinement does not materially alter the total amount of compensation to be paid on an annual basis, but it allows the Company to estimate the year-end incentive compensation on a quarterly basis. The increased expense recognized as a result of this change is offset by a 2005 severance payment of $370,000. The Company has also incurred approximately $115,000 of other general and administrative costs as a result of separating from the advisor. These costs primarily resulted from increased rent expense for office space and recruitment fees paid to identify individuals to replace the advisor’s services. Also increasing general and administrative costs by approximately $65,000 was the third quarter stock option grant and expansion of the Board of Directors. The Company has also incurred approximately $390,000 of professional fees associated with hiring professional service firms to serve as financial advisors and to assist in the evaluation of the Company’s compensation programs. The remaining variance is primarily attributable to increased travel and legal expenses incurred as a result of the Company’s execution of its strategic plan.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
     Property management expenses. Property management expenses consist of salaries and benefits of the Company’s regional property managers, training personnel, national maintenance directors and senior vice-president of operations, their respective travel costs and other costs directly attributable to these personnel. Such costs increased from the prior year due to the expansion of the Company’s training program.
     In-place lease amortization. Amortization expense from in-place lease intangibles decreased significantly in 2006, as the in-place leases obtained in the 2004 merger with AFREZ became fully amortized in May of 2005. The decrease resulting from the complete amortization of the AFREZ leases more than offset the additional amortization expense for in-place leases at the recently acquired properties.
     Intangible asset impairment. In the first quarter of 2006, the Company recognized an impairment of the intangible asset that was created when certain property management contracts were acquired from America First Properties Management Company, LLC in November 2004. The impairment occurred as the Company became aware that a significant percentage of the properties for which it provides third party management services are expected to be sold during 2006. As a result, the Company recorded an impairment expense of $199,000.
Other Income and Expenses
Other income and expenses during the first nine months of 2006 and 2005 consisted of the following (in thousands):

	For the nine months	For the nine months	Dollar	Percentage
	ended September 30, 2006	ended September 30, 2005	Change	Change
Interest and dividend income	$1,771	$931	$840	90%
Loss on redemption of securities	(64)	—	(64)	—
Impairment of securities	(367)	—	(367)	—
Interest expense	(8,056)	(6,231)	(1,825)	29%

Other expense, net	$(6,716)	$(5,300)	$(1,416)	27%

Interest and dividend income increased from 2005 due to the interest income earned on $29.6 million of the cash proceeds from the sale of St. Andrews which was not fully reinvested in real estate assets until March 22, 2006, as well as the $17.6 million of proceeds from the June 1, 2006 sale of the Belvedere Apartments, which was not reinvested until September 28, 2006. Additionally, until September 28, 2006, the Company had approximately $16.6 million of cash invested in interest bearing accounts, which served as additional collateral for the Coral Point and Covey at Fox Valley bonds. The Company also earned approximately $300,000 of interest income related to the Offutt mezzanine loan, which was repaid on February 27, 2006. This income was partially offset by the impairment and subsequent loss upon sale of the agency securities. In March 2006, the Company determined that it no longer intended to hold the agency securities for a period of time that would be sufficient to allow it to recover the unrealized losses which were recorded as a component of other comprehensive income, and on April 24, 2006, the portfolio of securities was sold.
Interest expense represents interest paid and other expenses associated with the taxable and tax-exempt mortgage debt incurred to finance the Company’s investments in multifamily apartment properties. The acquisitions of Tregaron and Wescott increased interest expense by approximately $890,000 compared to the nine months ended September 30, 2005. The adjustment of the Company’s interest rate swaps to current market value accounted for $167,000 of the change in interest expense. During the first nine months of 2005, the market value of its interest rate swaps increased, which in turn reduced interest expense by $18,000, whereas in the current year, the market valued decreased, which increased interest expense by $149,000. Increased interest rates on the Company’s repurchase agreement borrowings and subordinated notes increased interest expense by $300,000. The remaining increase is due to the Company’s 2005 allocation of interest expense to St. Andrews, Park Trace, and the Retreat as described previously. The acquisition of the recently acquired properties did not directly impact interest expense as these properties were purchased with cash on hand. The acquisition of the North Carolina properties on September 28, 2006 did not significantly impact interest expense for the nine months ended September 30, 2006.
Discontinued Operations.
As of September 30, 2006, Delta Crossing, Waters Edge, and Cumberland Trace have been designated as held for sale. Accordingly, the results of operations for the periods presented have been reclassified to discontinued operations and disclosed as a single line item on the Statements of Operations and Comprehensive Income (Loss). During the second quarter, the Company completed the divestitures of the Park at 58th Apartments and the Belvedere Apartments for aggregate consideration of $27.3 million. The current quarter loss on sale of real estate reflects incremental costs incurred in connection with the sale of the Belvedere Apartments. The net gain on the sale of these two properties is $17.1 million.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
The 2005 periods also include the Park Trace Apartments, The Retreat Apartments and St. Andrews at Westwood as discontinued operations, as these properties were sold in the third and fourth quarters of 2005.
Funds from Operations (“FFO”)
The following sets forth a reconciliation of the Company’s net income as determined in accordance with GAAP and its FFO for the periods set forth (in thousands):

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income	$141	$3,625	$17,617	$2,136
Depreciation expense	2,545	2,006	7,278	5,642
In-place lease amortization	444	321	1,101	2,247
Depreciation and amortization of discontinued operations	56	319	336	1,563
Loss on redemption of securities	11	—	64	—
Impairment of securities	—	—	367	—
Loss (gain) on sales of real estate	159	(3,442)	(17,087)	(3,442)

FFO	$3,356	$2,829	$9,676	$8,146

Shares outstanding	11,036	10,511	11,036	10,511

FFO per share	$0.30	$0.27	$0.88	$0.78

Funds from Operations increased $527,000, or 19%, and $1.5 million or 19% for the three and nine months ended September 30, 2006, respectively. The increase is primarily attributable to the positive net operating income generated by the recently acquired properties and improved same store net operating income as a result of improved economic occupancy and consistent operating expenses. These improvements are partially offset by increased interest expense.
The Company generally calculates FFO in accordance with the definition of FFO that is recommended by the National Association of Real Estate Investment Trusts (“NAREIT”). To calculate FFO under the NAREIT definition, depreciation and amortization expenses related to the Company’s real estate, gains or losses realized from the disposition of depreciable real estate assets, and certain extraordinary items are added back or deducted from the Company’s net income (loss). The Company has added back the impairment loss recognized on the Company’s agency securities and preferred stock and believes that this treatment is appropriate since NAREIT allows for the exclusion of gains and losses recognized in connection with the sale of a security in the determination of FFO. NAREIT does not specifically discuss how an impairment of a security should be handled.
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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Supplemental Operating Performance Statistics
The following tables are presented to provide additional information regarding property performance.

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	Physical	Physical	Physical	Physical
Property Name	Occupancy	Occupancy	Occupancy	Occupancy
Properties historically owned by the Company

Arbor Hills	95%	94%	93%	90%
Bluff Ridge Apartments	97%	98%	98%	98%
Brentwood Oaks Apartments	97%	99%	97%	98%
Coral Point Apartments	92%	95%	94%	95%
Covey at Fox Valley	95%	94%	95%	88%
Elliot’s Crossing Apartments	95%	97%	95%	95%
Fox Hollow Apartments	86%	86%	85%	84%
Greenbriar Apartments	93%	92%	94%	93%
Highland Park Apartments	94%	94%	92%	96%
Huntsview Apartments	93%	90%	90%	91%
Jackson Park Place Apartments	96%	94%	95%	95%
Lakes of Northdale Apartments	99%	99%	99%	95%
Littlestone of Village Green	97%	96%	97%	95%
Misty Springs Apartments	100%	100%	100%	100%
Monticello Apartments	94%	93%	89%	92%
Oakhurst Apartments	98%	98%	98%	98%
Oakwell Farms Apartments	98%	97%	95%	96%
Shelby Heights	99%	98%	100%	96%
The Hunt Apartments	98%	91%	98%	94%
The Park at Countryside	98%	98%	99%	98%
The Ponds at Georgetown	99%	86%	91%	88%
Waterman’s Crossing	98%	94%	98%	96%

	96%	95%	95%	94%
Recently acquired properties (1)
Morganton Place	92%	—	92%	—
Village at Cliffdale	93%	—	93%	—
Woodberry Apartments	98%	—	98%	—
Jackson Park Place Apartments — Phase II	95%	—	94%	—
Arbors of Dublin	93%	—	92%	—
The Greenhouse	100%	—	99%	—
The Reserve at Wescott Plantation	94%	98%	94%	98%
Tregaron Oaks Apartments	97%	95%	98%	95%

Properties held for sale or sold in 2006
Belvedere Apartments	—	99%	99%	99%
Cumberland Trace	84%	—	84%	—
Delta Crossing	89%	96%	91%	97%
The Park at 58 Apartments	—	75%	78%	77%
Waters Edge Apartments	96%	92%	93%	90%

	95%	94%	94%	94%

(1)	Morganton Place, Village at Cliffdale and Woodberry Apartments were acquired in September 2006. Jackson Park Place- Phase II, the Arbors of Dublin, The Greenhouse, The Reserve at Wescott Plantation, Tregaron Oaks Apartments were acquired by the Company in July 2006, March 2006, January 2006, September 2005, and August 2005, respectively.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Quarterly rental revenue per unit

	For the three	For the three
	months ended	months ended
Property Name	September 30, 2006	September 30, 2005	Change	% Change
Properties historically owned by the Company

Arbor Hills	$1,774	$1,738	$36	2%
Bluff Ridge Apartments	2,074	1,943	131	7%
Brentwood Oaks Apartments	2,141	2,095	46	2%
Coral Point Apartments	1,860	1,662	198	12%
Covey at Fox Valley	2,567	2,481	86	3%
Elliot’s Crossing Apartments	2,013	1,778	235	13%
Fox Hollow Apartments	1,557	1,543	14	1%
Greenbriar Apartments	1,500	1,415	85	6%
Highland Park Apartments	1,618	1,602	16	1%
Huntsview Apartments	1,703	1,636	67	4%
Jackson Park Place Apartments	2,301	2,084	217	10%
Lakes of Northdale Apartments	2,369	2,247	122	5%
Littlestone of Village Green	1,829	1,801	28	2%
Misty Springs Apartments	2,166	2,021	145	7%
Monticello Apartments	2,557	2,508	49	2%
Oakhurst Apartments	2,051	2,029	22	1%
Oakwell Farms Apartments	1,835	1,752	83	5%
Shelby Heights	1,917	1,741	176	10%
The Park at Countryside	2,165	2,015	150	7%
The Hunt Apartments	1,572	1,420	152	11%
The Ponds at Georgetown	2,953	2,574	379	15%
Waterman’s Crossing	2,636	2,435	201	8%

Average	$2,053	$1,933	$120	6	% (2)

Recently acquired properties (1)
Arbors of Dublin	$2,038
The Greenhouse	3,385
The Reserve at Wescott Plantation	2,444
Tregaron Oaks Apartments	2,138

Average	$2,501

(1)	Arbors of Dublin, The Greenhouse, The Reserve at Wescott Plantation, and Tregaron Oaks Apartments were acquired by the Company in March 2006, January 2006, September 2005, and August 2005, respectively. The properties which comprise the North Carolina Portfolio were not included as they were acquired at the end of the third quarter.

(2)	The indicated increase is prior to the impact of deferring one-time concessions over the life of the respective leases.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Year to date rental revenue per unit

	For the nine	For the nine
	months ended	months ended
Property Name	September 30, 2006	September 30, 2005	Change	% Change
Properties historically owned by the Company
Arbor Hills	$5,123	$5,097	$26	1%
Bluff Ridge Apartments	6,138	5,935	203	3%
Brentwood Oaks Apartments	6,302	6,046	256	4%
Coral Point Apartments	5,343	4,861	482	10%
Covey at Fox Valley	7,578	6,899	679	10%
Elliot’s Crossing Apartments	5,840	4,976	864	17%
Fox Hollow Apartments	4,602	4,482	120	3%
Greenbriar Apartments	4,481	4,350	131	3%
Highland Park Apartments	4,803	4,865	(62)	-1%
Huntsview Apartments	4,959	4,866	93	2%
Jackson Park Place Apartments	6,635	6,234	401	6%
Lakes of Northdale Apartments	7,001	6,335	666	11%
Littlestone of Village Green	5,525	5,363	162	3%
Misty Springs Apartments	6,326	5,944	382	6%
Monticello Apartments	7,333	7,552	(219)	-3%
Oakhurst Apartments	6,158	5,966	192	3%
Oakwell Farms Apartments	5,243	5,018	225	4%
Shelby Heights	5,488	4,980	508	10%
The Park at Countryside	6,344	6,014	330	5%
The Hunt Apartments	4,667	4,388	279	6%
The Ponds at Georgetown	8,163	7,991	172	2%
Waterman’s Crossing	7,844	7,324	520	7%

Average	$5,995	$5,704	$291	5	% (2)

Recently acquired properties (1)
Arbors of Dublin	$4,068
The Greenhouse	8,720
The Reserve at Wescott Plantation	7,137
Tregaron Oaks Apartments	6,420

Average	$6,586

(1)	Arbors of Dublin, The Greenhouse, The Reserve at Wescott Plantation, and Tregaron Oaks Apartments were acquired by the Company in March 2006, January 2006, September 2005, and August 2005, respectively. The properties which comprise the North Carolina Portfolio were not included as they were acquired at the end of the third quarter.

(2)	The indicated increase is prior to the impact of deferring one-time concessions over the life of the respective leases.
Liquidity and Capital Resources
The Company’s primary source of cash is net rental revenues generated by its real estate investments. Net rental revenues from a multifamily apartment property depend on the rental and occupancy rates of the property. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors, such as local or national economic conditions, the amount of new apartment construction and the affordability of home ownership. In addition, factors such as government regulation (such as zoning laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.
The Company uses cash primarily to (i) pay the operating expenses of its multifamily apartment properties, including the cost of capital improvements; (ii) pay the operating expenses of the Company’s administration; (iii) pay debt service on its bonds and mortgages payable; (iv) acquire additional multifamily apartments and other investments and (v) pay dividends. The Company currently expects to maintain dividends at the current rate. The Company expects to be able to fund 2006’s dividends from cash generated from operating activities.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
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
In addition to the funds that the Company may raise through the issuance of additional equity capital, it may also be able to borrow money to finance the acquisition of additional real estate assets. Borrowing to acquire additional multifamily apartment properties is in the form of long-term taxable or tax exempt mortgage loans secured by the acquired properties. In the third quarter of 2006, the Company entered into a Master Credit Facility and Reimbursement Agreement (the “Facility”) with Wells Fargo Bank, N.A. and Fannie Mae. The Facility was initially established for $70.5 million and may be expanded, with the consent of the lenders, by an additional $49.5 million (for a total of $120 million). The Facility provides the Company the ability to borrow at either fixed or variable interest rates and also enables the Company to utilize Fannie Mae credit enhancement on tax exempt bond financings on its existing portfolio or for future property acquisitions. Upon closing of the Facility, the Company borrowed $37.6 million to finance the acquisition of Morganton Place, Village of Cliffdale, and Woodberry. In addition to these three properties, the Facility is also secured by first mortgages on The Greenhouse, Arbors of Dublin, and Brentwood Oaks. For the first six years of the $37.6 million loan, the Company is only required to make monthly payments of interest. In the 7th through 10th years, the Company is obligated to make principal payments, based upon a 30 year amortization of the note.
The Facility also provides the Company the ability, until September 28, 2007, to borrow an additional $21.6 million at a fixed interest rate of 5.68%. Any borrowings would have a term of ten years from the date of the transaction.
The Facility contains representations, warranties, terms and conditions customary for transactions of this type with Fannie Mae. These include covenants limiting the Company’s subsidiary borrowers’ ability to (1) transfer ownership interests in the subsidiary borrowers or in the real estate mortgaged as collateral for the Facility, (2) enter into certain transactions with affiliates, (3) make distributions to the Company during the continuation of a Potential Event of Default or an Event of Default (as those terms are defined in the Facility), and (4) initiate any public process or make public application to convert any of the mortgaged properties to a condominium or cooperative.
The Facility also contains financial covenants that require the Company to maintain at all times (a) a Net Worth (defined as total stockholders’ equity plus accumulated depreciation) of not less than $100 million, (b) cash and cash equivalents (as defined in the Facility) of not less than $3 million, and (c) a total balance of cash, cash equivalents and investments in publicly-traded common or preferred stock of not less than $4 million. The Company is in compliance with such covenants.
The Facility contains certain events of default, including (1) failure to pay principal, interest or any other amount owing on any other obligation under the Facility when due, (2) material incorrectness of representations and warranties when made, (3) breach of covenants, (4) failure to comply with requirements of any Governmental Authority (as defined in the Facility) beyond specified cure periods, (5) bankruptcy and insolvency and (6) entry by a court of one or more judgments against the borrowers or the Company in the aggregate amount in excess of $250,000 that remain unbonded, undischarged or unstayed for a certain number of days after the entry thereof. If any event of default occurs and is not cured within applicable grace periods set forth in the Facility or waived, all loans and other obligations could become due and immediately payable and the Facility could be terminated.
The multifamily apartment properties which the Company currently owns are financed under 21 financings, including the Facility and the short-term note utilized to finance the acquisition of Cumberland Trace, with an aggregate principal balance of $224.4 million as of September 30, 2006. These financings consist of twelve tax-exempt bonds with an aggregate principal balance outstanding of approximately $111.9 million and eight taxable mortgage notes payable with a combined principal balance of approximately $103.6 million. Approximately 79% of these mortgage obligations bear interest at a fixed rate with a weighted average interest rate of 5.19% per annum for the nine months ended September 30, 2006. The remaining 21% of these mortgage obligations bear interest at variable rates that had a weighted average interest rate of 3.79% per annum, including the effect of interest rate swaps, for the nine months ended September 30, 2006. Maturity dates on these mortgage obligations range from December 2007 to November 2044. Since the Company intends to divest Cumberland Trace as soon as practicable, it opted to finance the acquisition with an $8.9 million short-term loan. This loan bears interest at a variable rate and matures on March 28, 2007.
The amount of debt the Company can incur is not limited by its Articles of Incorporation or otherwise. In general, however, the amount of borrowing used to finance the overall multifamily apartment property portfolio is approximately 55% to 70% of the purchase price of these assets, although higher or lower levels of borrowings may be used on any single property.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
In addition, the Company has outstanding notes payable of $2.4 million, which were assumed as part of the merger with AFREZ, and bear interest at a variable rate with a weighted average interest rate of 5.8% per annum for the nine months ended September 30, 2006. The entire principal amount of the Notes is payable on January 15, 2008. Under the terms of the indenture, the Company will be obligated to repay the outstanding balance of the notes within 60 days upon completion of the sale of Delta Crossing.
The Company also has borrowings in the form of repurchase agreements. The borrowings under repurchase agreements bear interest at fixed rates with a current weighted average interest rate of 5.4% per annum and mature within one year.
In order to mitigate interest rate risk associated with the Company’s variable rate debt, the Company has entered into the following derivative financial instruments.

	Interest Rate Swaps and Caps
		Counterparty				Company
		Notional		Receive/		Notional		Pay
	Maturity	Amount		Cap Rate		Amount		Rate
Fixed to Variable	December 6, 2006	$5,300	(4)	7.13%		$5,300	(4)	4.22	% (3)
Fixed to Variable	December 6, 2006	$4,979	(1) (4)	7.75%		$4,979	(1) (4)	4.22	% (3)
Fixed to Variable	January 22, 2009	$8,300	(4)	5.38%		$8,300	(4)	4.22	% (3)
Variable to Fixed	February 3, 2009	$8,100		3.57	% (2)	$8,100		2.82%
Variable to Fixed	June 25, 2009	$10,910		3.57	% (2)	$10,910		3.30%
Fixed to Variable	July 13, 2009	$6,930	(4)	7.25%		$6,930	(4)	4.22	% (3)
Fixed to Variable	July 13, 2009	$3,980	(4)	7.50%		$3,980	(4)	4.22	% (3)
Variable to Fixed	January 15, 2012	$11,320		3.57	% (2)	$11,320		3.44%
Interest Rate Cap	December 22, 2009	$13,400		4.50%		N/A		N/A
Interest Rate Cap	December 22, 2009	$12,750		4.50%		N/A		N/A
Interest Rate Cap	September 15, 2011	$11,320		6.22%		N/A		N/A

(1)	Notional amount is tied to the Exchange at Palm Bay bond payable and adjusts downward as principal payments are made on the bond payable.

(2)	Weighted average Bond Market Association rate for the three months ended September 30, 2006.

(3)	Weighted average Bond Market Association rate for the three months ended September 30, 2006 plus 0.65%.

(4)	These are total return swaps.
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
Cash Flows from Operating, Investing and Financing Activities
Cash provided by operating activities for the nine months ended September 30, 2006 increased by $2.0 million compared to the same period a year earlier. The increase is due to increased revenues at the Company’s properties.
For the nine months ended September 30, 2006, the Company utilized $19.2 million of cash in investing activities. The Company has utilized $106.0 million to purchase seven multifamily real estate properties. These acquisitions were partially funded with the $27.3 million of proceeds from the sale of the Belvedere Apartments and the Park at 58th Apartments. The Company also received approximately $18 million in proceeds from the principal repayment and sale of its agency securities. Further increasing cash generated by investing activities was the $7.1 million prepayment of the mezzanine loan made by the Company to the developer of a military housing project at Offutt AFB.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Restricted cash has also decreased, as the Company has utilized $38.7 million of restricted cash to fund the majority of the remaining purchase price of the seven properties.
For the nine months ended September 30, 2006, the Company generated $5.1 million of cash from financing activities. The Company received $46.5 million in proceeds from mortgage and short-term notes. The notes were undertaken to purchase the North Carolina Portfolio. During the first six years of the mortgage notes, the Company is only required to make monthly payments of interest on the loan. In the 7th through 10th years of the loan, the Company will be obligated to make principal payments, based upon a 30 year amortization of the note. Cash was utilized to repay $24.3 million of repurchase agreements, including $1.9 million repaid during the third quarter. At the time the third quarter repayment was made, the Company realized that a majority of this amount would have to be borrowed again in October for cash requirements at that time. The Company also utilized cash to repay the Belvedere Apartments and Park at 58th Apartments bond financings of $4.8 million and $2.1 million, respectively. Additionally, the Company paid $8.3 million in dividends during the nine months ended September 30, 2006.
Contractual Obligations
The Company had the following contractual obligations as of September 30, 2006 (in thousands):

	Payments due by period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Notes payable	$2,413	$—	$2,413	$—	$—

Bonds and mortgage notes payable	$224,413	$10,037	$18,941	$6,682	$188,753

Borrowings under repurchase agreements	$11,925	$11,925	$—	$—	$—
The Company is also contractually obligated to pay interest on its long-term debt obligations. The weighted average interest rate of the long-term obligations outstanding as of September 30, 2006 was approximately 5.2% for fixed rate debt and 3.8% for variable rate debt.
On October 26, 2006 the Company borrowed an additional $1.8 million under a repurchase agreement. Such agreements will either be repaid or renewed with new agreements having similar terms.
Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007. The Company does not anticipate the adoption of this standard will have a material impact on the consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of this statement will have on the consolidated financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108. Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108, effective for the Company’s Fiscal year ended December 31, 2006, provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company does not believe that the adoption of SAB 108 will have any effect on the Company’s consolidated financial statements.

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
Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.
(b) Changes in internal controls over financial reporting. In the third quarter of 2006, the Company transitioned to its own information technology infrastructure. Prior to this time, the Company was utilizing the infrastructure of an affiliate of the former Advisor. The Company also implemented an upgraded version of its tenant management software. There were no other changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
10.1 Master Credit Facility and Reimbursement Agreement, dated September 28, 2006, by and between the Company and Wells Fargo Bank, N.A. and Fannie Mae (incorporated by reference to exhibit 10 to the Current Report on Form 8-K filed October, 4, 2006).
10.2 Agreement of Purchase and Sale dated September 12, 2006, by and between the Company and UDR of NC, Limited Partnership, a North Carolina limited partnership (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed September 18, 2006).
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

AMERICA FIRST APARTMENT INVESTORS, INC.

Date: November 8, 2006	/s/ John H. Cassidy
John H. Cassidy
President and Chief Executive Officer