Form 10-K
period 2006-12-31
AMERICA FIRST APARTMENT INVESTORS INC
filed 2007-03-07
CIK 1175167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-49986

AMERICA FIRST APARTMENT INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Maryland	47-0858301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1004 Farnam Street, Suite 100 Omaha, Nebraska	68102 (Zip Code)
(Address of principal executive offices)

(402) 557-6360
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par Value

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the registrant’s common stock held by non-affiliates based on the final sales price of the shares on the last business day of the registrant’s most recently completed second fiscal quarter was $151,934,040.

As of March 5, 2007, there were 11,045,558 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement pertaining to its 2007 Annual Shareholders Meeting are incorporated herein by reference into Part III.

AMERICA FIRST APARTMENT INVESTORS, INC.

Forward-Looking Statements

This report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements that reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, the Company’s performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the real estate investments it has made constitute forward-looking statements. Shareholders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties, and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include local and national economic conditions, the amount of new construction, affordability of home ownership, interest rates on single-family home mortgages and on the Company’s variable-rate borrowings, government regulation, price inflation, the level of real estate and other taxes imposed on the properties, labor problems and natural disasters and other items discussed under “Risk Factors” in Item 1A of this report.

ii

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

As of December 31, 2006, the Company owned 33 multifamily apartment properties containing a total of 7,484 rental units and a 72,007 square foot office/warehouse facility. The Company’s multifamily apartment properties are located in the states of Arizona, California, Florida, Illinois, Michigan, Missouri, Nebraska, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, and Virginia. On January 31, 2007, the Company sold Cumberland Trace, a 248 unit property, located in Fayetteville, North Carolina, for $10.9 million.

Operating and Investment Strategy

The Company’s operating and investment strategy primarily focuses on multifamily apartment properties as long-term investments. The Company’s operating goal is to generate increasing amounts of net rental income from these properties that will allow it to provide shareholders with a secure and growing dividend and build shareholder value through selective property acquisitions and dispositions that further increase net rental income. In order to achieve this goal, management of these multifamily apartment properties is focused on: (i) maintaining high physical occupancy and increasing rental rates through effective leasing, reduced turnover rates and providing quality maintenance and services to maximize resident satisfaction; (ii) managing operating expenses and achieving cost reductions through operating efficiencies and economies of scale generally inherent in the management of a portfolio of multiple properties; and (iii) emphasizing regular programs of repairs, maintenance and property improvements to enhance the competitive advantage and value of its properties in their respective market areas.

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

The Company may sell real estate assets from time to time and, in general, it expects to reinvest the net proceeds received from the sale of properties rather than to distribute the net sale proceeds as dividends to shareholders. The Company may sell properties in order to redeploy assets from markets which are overbuilt or declining economically into markets which provide better opportunities for growth in rental income and capital appreciation. In addition, the Company may sell a property that is inconsistent with the Company’s strategic plan and reinvest the net sale proceeds in new properties.

The Company may also invest in other types of real estate assets including:

(i) Equity investments in other REITs and similar real estate companies which can include publicly traded common stocks. The Company may also acquire controlling and non-controlling interests in other real estate businesses such as property management companies. The Company may decide to invest available cash in these types of securities, but must do so in compliance with REIT tax requirements and in a manner that will not subject it to registration as an investment company under the Investment Company Act of 1940. As of December 31, 2006, the Company had investments of this type with a fair market value of approximately $3.5 million.

(ii) Agency securities issued or guaranteed as to the payment of principal or interest by an agency of the U.S. government or a federally-chartered corporation such as the Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”) (“agency securities”). Agency securities acquired by the Company are secured by pools of first mortgage loans on single-family residences. Agency securities held by the Company bear interest at an adjustable interest rate or at a fixed rate for an initial period of time (typically one to three years) and then convert to a one-year adjustable rate for the remaining loan term. During 2006, the Company sold substantially all of its investments in agency securities.

(iii) Mezzanine-level financing provided to developers and operators of residential real estate which can take a variety of forms including subordinated mortgage loans and preferred equity investments. These mezzanine level investments will generally be structured to provide the Company with a minimum return by way of a fixed base rate of interest or preferred dividend as well as the opportunity to participate in the excess cash flow and sales proceeds of the underlying apartment property through the payment of participating interest and additional dividends. As of December 31, 2006, the Company did not have any mezzanine level investments.

By including investments in other real estate companies, agency securities, and mezzanine-level financing of residential real estate, the Company has the ability to supplement and stabilize its cash flow by investing in assets that are less affected by the variables that affect the cash flow generated by investments in apartments. In addition, investments in agency securities allow the Company to quickly invest the proceeds from the sale of stock or from the sale of any of its real property investments at potentially higher returns than traditional money market investments. The overall mix of these various types of investments will vary from time to time as the Company seeks to take advantage of opportunities in the real estate industry. In general, however, it is anticipated that at least 80% of the Company’s assets will be invested in multifamily apartment properties.

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

The Company may modify the investment policies from time to time without the vote of the shareholders.

Financing Strategies

The Company has the authority to finance the acquisition of additional real estate assets in a variety of manners, including raising additional equity capital, reinvestment of cash flows and or borrowings. If the Company raises additional equity capital through the issuance of shares of its stock, it may issue shares of common stock or shares of one or more classes of preferred stock. Shares of preferred stock, if any, would have rights and privileges different from common stock, which may include preferential rights to receive dividends. At this time, the Board of Directors has not authorized the issuance of any shares of preferred stock.

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

In addition to the funds that might be raised through the issuance of additional equity capital, the Company is also able to borrow money in a variety of manners in order to acquire additional real estate assets. Borrowings to acquire additional multifamily apartment properties is generally in the form of long-term taxable or tax exempt mortgage loans secured by the acquired properties. In the third quarter of 2006, the Company entered into a Master Credit Facility and Reimbursement Agreement (the “Facility”) with Wells Fargo Bank, N.A. and Fannie Mae. The Facility was initially established for $70.5 million and may be expanded with the consent of the lenders. The Facility provides the Company the ability to borrow at either fixed or variable interest rates and also enables the Company to utilize Fannie Mae credit enhancement on tax exempt bond financings on its existing portfolio or for future property acquisitions. The Facility is secured by first mortgages on Covey at Fox Valley, Cornerstone Apartments, Morganton Place, Village of Cliffdale, Woodberry Apartments, The Greenhouse, Arbors of Dublin, and Brentwood Oaks.

The Facility also provides the Company the ability, until September 28, 2007, to borrow an additional $21.6 million at a fixed interest rate of 5.68%. On January 25, 2007, the Company drew down $10.0 million of the available $21.6 million. These borrowings have a term of ten years from the date of the transaction.

Borrowings may be made at either fixed or variable interest rates, but the Company intends to utilize more fixed rate debt than variable rate debt to finance multifamily apartment properties. The terms of some mortgage debt requires periodic payments of principal and interest, while other mortgage financings require only periodic payments of interest with the entire principal due at the end of the loan term. Mortgage loans on our properties will generally be made on a non-recourse basis, which means that the lender’s source of payment in the event of a default is limited to foreclosure of the underlying property or properties securing the mortgage loan.

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

Internalization transactions

On December 30, 2005, the Company completed its transition from being externally advised to being self-advised through the merger of America First Apartment Advisory Corporation (“AFAAC” or “Advisor”) into the Company. The aggregate merger consideration of $11.4 million consisting of $4.0 million in cash, and 525,000 shares of Company stock, was paid to the Burlington Capital Group, LLC (formerly America First Companies LLC), the parent of AFAAC (“Burlington”). As a result of this transaction, the Company no longer obtains executive and administrative services from the Advisor, no longer pays an administrative fee based upon the Company’s asset base, nor is it required to pay acquisition fees on future asset purchases. In the transaction the Company assumed the employment agreements of its Chief Executive Officer, Chief Investment Officer, and Chief Financial Officer from Burlington.

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

The Company also competes for opportunities to acquire real estate investments against numerous other REITs, banks, insurance companies and pension funds, as well as corporate and individual owners of real estate. Many of these competitors have significantly greater financial resources than the Company.

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

There can be no assurance that the Company will be able to successfully implement its business plan of raising capital and making additional investments in multifamily apartment properties, agency securities and other residential real estate assets. Among other things, it may not be able to locate additional real estate assets that can be acquired on acceptable terms, and it may not be able to raise additional equity capital or obtain additional debt financing on terms that would be acceptable in order to finance the acquisition of additional real estate assets. If additional equity capital is raised, but the Company is not able to invest it in additional apartment complexes, agency securities or other real estate assets that generate net income at least equivalent to the levels generated by its then existing assets, earnings per share could decrease. In that case, the level of dividends that the Company is able to pay may be reduced and the market price of the common stock may decline.

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

The Company owns several apartment complexes and other properties that are in areas that are prone to damage from hurricanes and other major storms, including four apartment complexes and one commercial property located in Florida. Due to the significant losses incurred by insurance companies on policies written on properties in Florida damaged by hurricanes, property and casualty insurers in Florida have modified their approach to underwriting policies. As a result, the Company assumes the risk of first loss on a larger percentage of the value of its Florida real estate. If any of these properties were damaged in a hurricane or other major storm, the losses incurred could be significant. The Company’s current policies carry a 5% deductible on the insurable value of the properties if damage is caused by such a storm. The current insurable value of the Florida properties is approximately $31.3 million. Additionally, the Company does not carry flood insurance for those properties located outside of designated flood zones. The Company also does not carry specific insurance for losses resulting from acts of terrorism and such losses may be excluded from coverage under its existing insurance policies.

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

Therefore, it is likely that the Company will need to refinance at least a portion of this debt as it matures. There is a risk that the terms of any such refinancing will not be as favorable as the existing debt. In addition, the Company may not be able to refinance the entire amount of the existing debt. This could happen, for example, if the collateral value of the financed real estate has declined or if lenders require a lower loan to value ratio at the time of refinancing. The Company’s obligations to make principal debt service payments, which are not treated as deductions for federal income tax purposes, does not relieve it from the obligation of distributing at least 90% of its REIT taxable income to the shareholders. In addition, the Company’s borrowings will be secured by first mortgages on the Company’s real estate assets. This exposes the Company to a risk of losing its interests in the assets given as collateral for secured borrowings if it is unable to make the required principal and interest payments when due. In addition, pledged assets may not be available to shareholders in the event of the liquidation of the Company to the extent that they are used to satisfy the amounts due to creditors. The ability to pay dividends to the shareholders is subordinated to the payment of debt service on the Company’s debt and other borrowings.

Real estate financed with tax-exempt debt is subject to certain restrictions.

A number of the Company’s multifamily apartment complexes are financed with tax-exempt bond financing. This type of financing is designed to promote the supply of affordable rental housing and, accordingly, it subjects the financed property to certain restrictive covenants, including a requirement that a percentage of the apartment units in each property be occupied by residents whose income does not exceed a percentage of the median income for the area in which the property is located. Generally, the Company’s financing agreements require that 20% of the apartment units be rented to individuals whose income is less than 80% of the areas’ median income. It is possible that such covenants may cause the rents charged by these properties to be lowered, or rent increases foregone, in order to attract enough residents meeting the income requirements. In the event the Company does not comply with these restrictions, the interest on the bonds could become subject to federal and state income tax, which would result in either an increase in the interest rate on the bonds or an early redemption of these bonds that would force the Company to obtain alternative financing or sell the property financed by the bond.

Fluctuating interest rates may affect earnings.

Some of the tax-exempt mortgage debt bears interest at variable rates. The variable rate mortgage debt is tied to a tax-exempt index that is reset on a weekly basis. Increases in these variable interest rates increase the Company’s interest expense.

Likewise, the borrowings under repurchase agreements is similar to variable rate debt since the effective interest rate on these repurchase agreements is reset to the current market rates each time the term of the repurchase agreement is renewed. Repurchase agreements typically have terms between one and six months. An increase in market interest rates would cause the interest rates of the obligations to increase when and if they are renewed upon maturity. If interest rates increase, the Company will have to pay more interest on its debt, but would not necessarily be able to increase rental income from the multifamily apartment properties. Therefore, an increase in interest rates may reduce earnings and this may reduce the amount of funds that the Company has available for distribution to shareholders. This may also affect the market price of the common stock.

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

In general, mezzanine level financing provided by the Company will be subordinate to senior lenders on the financed properties. Accordingly, in the event of a default on investments of this type, senior lenders will have a first right to the proceeds from the sale of the property securing their loan and this may result in the Company receiving less than all principal and interest it is owed on the mezzanine level financing. Also, since mezzanine level financings are expected to participate in the cash flow or sale proceeds from a financed property, they may carry a base interest rate different than a non-participating financing. However, there can be no assurance that an apartment complex financed with such a participating feature will generate excess cash flow or sale proceeds that will require any payments over the base return payable on the mezzanine financing. Accordingly, investments in mezzanine financings will not necessarily generate any additional earnings and may result in lower earnings or losses and, as a result, the amount of cash available for distribution to shareholders and the market price of the common stock could decline.

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

Company policies may be changed without shareholder approval.

The Board of Directors establishes all of the Company’s fundamental operating policies; including the investment, financing and distribution policies, and any revisions to such policies would require the approval of the Board. Although the Board of Directors has no current plans to do so, it may amend or revise these policies at any time without a vote of the shareholders. Policy changes could adversely affect the Company’s financial condition, results of operations, the market price of the common stock or the Company’s ability to pay dividends or distributions.

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

The owner or operator of real estate may become liable for the costs of removal or remediation of hazardous substances released on the Company’s property. Various federal, state and local laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The Company cannot make any assurances that the multifamily apartment properties in which it currently owns, or those it may acquire in the future, will not be contaminated. The costs associated with the remediation of any such contamination may be significant and may exceed the value of the property causing the Company to lose its entire investment. In addition, environmental laws may materially limit the use of the properties underlying the real estate investments and future laws, or more stringent interpretations or enforcement policies of existing environmental requirements, may increase the Company’s exposure to environmental liability.

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

The Company’s status as a REIT subjects it and its shareholders to a number of risks, including the following:

•	Failure to qualify as a REIT would have adverse tax consequences.

In order to maintain its status as a REIT, the Company must meet a number of requirements. These requirements are highly technical and complex and often require an analysis of various factual matters and circumstances that may not be completely within the Company’s control. Even a technical or inadvertent mistake could jeopardize the Company’s status as a REIT. Furthermore, Congress and the Internal Revenue Service (the “IRS”) might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult or impossible to remain qualified as a REIT. If the Company fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates. Therefore, it could have less funds available for investments and for distributions to the shareholders and it would no longer be required to make any distributions to the shareholders. This may also have a significant adverse effect on the market value of the common stock. In general, the Company would not be able to elect REIT status for four years after a year in which it loses that status as a result of a failure to comply with one or more of the applicable requirements.

•	If the Company fails to qualify as a REIT, the dividends will not be deductible, and the Company’s income will be subject to taxation.

If the Company were to fail to qualify as a REIT in any taxable year, it would not be allowed a deduction for distributions to the shareholders in computing taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on taxable income at regular corporate rates. Unless entitled to relief under certain provisions of the Code, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, amounts available for distribution to shareholders would be reduced for each of the years involved. Although the Company currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations could cause it to revoke its election to be taxed as a REIT.

•	Failure to make required distributions would subject the Company to income taxation.

In order to qualify as a REIT, each year the Company must distribute to shareholders at least 90% of REIT taxable income (determined without regard to the dividend paid deduction and by excluding net capital gains). To the extent that the Company satisfies the distribution requirement, but distributes less than 100% of taxable income, it will be subject to federal corporate income tax on the undistributed income. In addition, the Company will incur a 4% nondeductible excise tax on the amount, if any, by which the distributions in any year are less than the sum of:

•	85% of ordinary income for that year;

•	95% of capital gain net income for that year; and

•	100% of undistributed taxable income from prior years.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Properties owned by the Company as of December 31, 2006 are described in the following table:

				Average	Number	Percentage
		Number		Square Feet	of Units	of Units
Property Name	Location	of Units		per Unit	Occupied	Occupied

Arbor Hills	Antioch, TN	548		827	507	93%
Arbors of Dublin	Dublin, OH	288		990	266	92%
Bluff Ridge Apartments	Jacksonville, NC	108		873	106	98%
Brentwood Oaks Apartments	Nashville, TN	262		852	253	97%
Coral Point Apartments	Mesa, AZ	337		780	315	93%
Cornerstone Apartments	Independence, MO	420		887	371	88%
Covey at Fox Valley	Aurora, IL	216		948	205	95%
Cumberland Trace(1)	Fayetteville, NC	248		958	201	81%
Elliot’s Crossing Apartments	Tempe, AZ	247		717	230	93%
Fox Hollow Apartments	High Point, NC	184		877	158	86%
Greenbriar Apartments	Tulsa, OK	120		666	113	94%
Highland Park Apartments	Columbus, OH	252		891	234	93%
Huntsview Apartments	Greensboro, NC	240		875	220	92%
Jackson Park Place Apartments	Fresno, CA	296		822	281	95%
Jackson Park Place Apartments — Phase II	Fresno, CA	80		1,096	73	91%
Lakes of Northdale Apartments	Tampa, FL	216		873	214	99%
Littlestone of Village Green	Gallatin, TN	200		987	194	97%
Misty Springs Apartments	Daytona Beach, FL	128		786	128	100%
Monticello Apartments	Southfield, MI	106		1,027	94	89%
Morganton Place	Fayetteville, NC	280		962	257	92%
Oakhurst Apartments	Ocala, FL	214		790	211	99%
Oakwell Farms Apartments	Nashville, TN	414		800	398	96%
Shelby Heights	Bristol, TN	100		980	99	99%
The Greenhouse	Omaha, NE	126		881	124	98%
The Hunt Apartments	Oklahoma City, OK	216		693	210	97%
The Park at Countryside	Port Orange, FL	120		720	118	98%
The Ponds at Georgetown	Ann Arbor, MI	134		1,002	124	93%
The Reserve at Wescott Plantation	Summerville, SC	192		1,083	180	94%
Tregaron Oaks Apartments	Bellevue, NE	300		875	289	96%
Village at Cliffdale	Fayetteville, NC	356		798	321	90%
Waterman’s Crossing	Newport News, VA	260		944	254	98%
Waters Edge Apartments(1)	Lake Villa, IL	108		814	101	94%
Woodberry Apartments	Asheville, NC	168		837	163	97%

		7,484		876	7,012	94%

The Exchange at Palm Bay	Palm Bay, FL	72,007	(2)	n/a	69,193	96%

(1)	Property is held for sale as of December 31, 2006.

(2)	This is an office/warehouse facility. The figure represents square feet available for lease to tenants and percentage of square feet occupied.

In the opinion of the Company’s management, each of the properties is adequately covered by insurance. For additional information concerning the properties, see Note 7 to the Company’s consolidated financial statements. A discussion of general competitive conditions to which these properties are subject is included in Item 1 of this report.

Item 3.	Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2006 to a vote of the Company’s security holders.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information. Shares of the Company trade on the NASDAQ Global Market under the trading symbol “APRO”. The following table sets forth the high and low sale prices for the shares for each quarterly period in 2006 and 2005.

2006	High	Low

1st Quarter	$15.01	$13.65
2nd Quarter	$16.01	$12.58
3rd Quarter	$17.08	$14.50
4th Quarter	$20.70	$15.92

2005	High	Low

1st Quarter	$12.76	$11.30
2nd Quarter	$12.13	$11.25
3rd Quarter	$13.14	$11.56
4th Quarter	$14.67	$12.16

(b) Shareholders. As of December 31, 2006 there were approximately 1,130 shareholders of record, and approximately 8,300 “street-name” beneficial holders whose shares are held in names other than their own.

(c) Dividends. Dividends to shareholders were made on a quarterly basis during 2006 and 2005. Total dividends declared to shareholders during the fiscal years ended December 31, 2006 and 2005 amounted to $11.3 million and $10.6 million, respectively.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding the sources of funds that will be used for cash dividends and for a discussion of factors which may affect the Company’s ability to pay cash dividends at the same levels in 2007 and thereafter.

(d) Equity Compensation Plan Information

The following equity compensation plan information summarizes plans and securities approved by, and not approved by, security holders as of December 31, 2006.

	(a)		(b)	(c)
Number of Securities
	Number of Securities			Remaining Available
	to be Issued		Weighted-Average	for Future Issuance
	Upon Exercise of		Exercise Price of	Under Equity Compensation
	Outstanding Options,		Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	152,467	(1)	$14.88	582,533
Equity compensation plans not approved by security holders	—		—	—

Total	152,467		$14.88	582,533

(1)	Weighted-average term to expiration for these options is 9.1 years.

(E) Stock Performance Graph

The following stock performance graph and table provide a comparison over the five-year period ending December 31, 2006 of the cumulative total return from a $100 investment in the limited partner units of America First Apartment Investors, L.P. (the predecessor to the Company) on December 31, 2001 with the stocks listed on the S&P 500 and the Equity REIT Total Return index prepared by the National Association of Real Estate Investment Trusts (“NAREIT”). The Company had no operations of its own, and its shares did not trade in any public market, prior to its merger with America First Apartment Investors, L.P. on January 1, 2003. As a result of that merger, the Company issued one share for each outstanding limited partnership unit of America First Apartment Investors, L.P. The following assumes that the base share price for our common stock and each index is $100 and that all dividends are reinvested. The performance graph is not necessarily indicative of the Company’s future investment performance.

Total Return Analysis	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
America First Apartment Investors, Inc.	$100/00	$80.04	$114.43	$132.89	$168.43	$233.58
NAREIT Equity Index	$100.00	$103.82	$142.37	$187.33	$210.11	$283.77
S&P 500 Index	$100.00	$77.95	$100.27	$111.15	$116.60	$134.87

Source:  CTA Integrated Communications www.ctaintegrated.com (303) 665-4200. Data from ReutersBridge Data Networks & National Association of Real Estate Investments Trusts.

(F) Sales of Unregistered Securities, None

(G) Repurchase of Securities, None

Item 6.	Selected Financial Data.

Set forth below is selected financial data for the Company for the five years ended December 31, 2006. Information for periods prior to January 1, 2003 represents the financial data of America First Apartment Investors, L.P. (the “Partnership”), which merged with the Company as of January 1, 2003. As a result of this merger, the Company assumed the assets, liabilities, and business operations of the Partnership. Information for the periods beginning June 3, 2004 includes the financial information of AFREZ which merged with the Company as of that date. The information should be read in conjunction with the Company’s consolidated financial statements and Notes thereto filed in response to Item 8 of this report.

	For the	For the	For the	For the	For the
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002
	(In thousands, except per share amounts)

Rental revenues	$49,134	$39,207	$26,320	$16,423	$16,752
Other revenues	223	382	39	—	—
Real estate operating expenses	(21,208)	(18,808)	(14,488)	(7,998)	(8,400)
Property management expenses(1)	(1,039)	(799)	(132)	—	—
General and administrative expenses	(5,335)	(5,656)	(3,865)	(1,910)	(1,773)
Depreciation expense	(10,436)	(7,748)	(4,951)	(3,287)	(3,344)
In-place lease amortization	(1,728)	(2,674)	(2,130)	—	—
Intangible asset impairment	(199)	—	—	—	—
Contract termination costs(2)	—	(11,619)	(5,911)	—	—

Operating income (loss)	9,412	(7,715)	(5,118)	3,228	3,235
Interest and dividend income	1,995	1,725	1,252	328	306
Other non-operating gains (losses)(3)	(522)	—	212	4,444	—
Interest expense	(11,231)	(8,771)	(5,140)	(3,351)	(3,292)

Income (loss) from continuing operations	(346)	(14,761)	(8,794)	4,649	249
Income (loss) from discontinued operations	706	1,107	56	(288)	741
Gain on sales of discontinued operations	19,197	24,606	5,973	—	—

Net income (loss)	$19,557	$10,952	$(2,765)	$4,361	$990

Income (loss) from continuing operations per share or BUC (beneficial unit certificate), basic and diluted	$(0.03)	$(1.40)	$(1.07)	$0.92	$0.05

Net income (loss), basic and diluted, per share or BUC	$1.77	$1.04	$(0.34)	$0.86	$0.19

Dividends (distributions) declared per share or BUC	$1.02	$1.00	$1.00	$1.00	$1.00

Investments in real estate, net of accumulated depreciation(4)	$357,272	$239,733	$240,501	$114,898	$119,491

Total assets	$385,764	$333,959	$297,397	$166,892	$136,854

Bonds and mortgage notes payable	$249,651	$185,764	$167,150	$82,215	$82,913

Borrowings under repurchase agreements	$12,825	$36,202	$27,875	$33,012	$—

Funds from Operations(5)	$13,143	$(1,422)	$970	$9,362	$5,954

Weighted average number of shares or BUCs outstanding — basic	11,037	10,513	8,243	5,074	5,023

(1)	Property management expenses consist of salaries and benefits of the Company’s regional property managers, training personnel, national maintenance directors and senior vice-president of operations, their respective travel costs and other costs directly attributable to these personnel. Such amounts were not incurred until November 2004 when the Company internalized the property management function. Prior to that time, the Company paid property management fees to America First PM Group, Inc., a property management company that was an affiliate of the Advisor, and such fees were included in real estate operating expenses.

(2)	Contract termination charges result from the allocation of a portion of the consideration paid by the Company for the Advisor and America First PM Group, Inc, in 2005 and 2004, respectively to the termination of the pre-existing contractual relationships.

(3)	Other non-operating gains (losses) in 2006 include a $64,000 loss on redemption of securities, a $367,000 impairment of securities, and a $91,000 loss on redemption of debt. In 2004, other non-operating gains include a gain recognized upon the redemption of a corporate equity security. The 2003 amount represents a gain on a previously written off subordinated note that was realized from the sale of Jefferson Place Apartments.

(4)	In 2006, the Company sold Park at 58th, the Belvedere Apartments and Delta Crossing. Additionally, the Company has designated Cumberland Trace and Waters Edge as held for sale. These assets of $15,540 and $20,570 at December 31, 2006 and 2005 respectively are included in assets of discontinued operations in the consolidated balance sheets included within item 8, Financial Statements and Supplementary Data.

(5)	The Company generally calculates FFO in accordance with the definition of FFO that is recommended by the National Association of Real Estate Investment Trusts (“NAREIT”). To calculate FFO under the NAREIT definition, depreciation and amortization expenses related to the Company’s real estate, gains or losses realized from the disposition of depreciable real estate assets, and certain extraordinary items are added back or deducted from the Company’s net income (loss). In the 2006 computation, the Company has added back the impairment loss recognized on the Company’s agency securities and preferred stock and believes that this treatment is appropriate since NAREIT allows for the exclusion of gains and losses recognized in connection with the sale of a security in the determination of FFO. NAREIT does not specifically discuss how an impairment of a security should be handled. FFO in 2005 and 2004 was negatively affected by $11.6 million and $5.9 million of costs associated with the conversion of the Company to a self-advised and self-managed REIT. Although these costs are required to be included within FFO, these types of expenses will not likely re-occur. For other items impacting comparability of FFO refer to the FFO discussion in Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s FFO may not be comparable to other REITs or real estate companies with similar assets. This is due in part to the differences in capitalization policies used by different companies and the significant effect these capitalization policies have on FFO. Real estate costs incurred in connection with real estate operations which are accounted for as capital improvements are added to the carrying value of the property and depreciated over time whereas real estate costs that are expensed are accounted for as a current period expense. This affects FFO because costs that are accounted for as expenses reduce FFO. Conversely, real estate costs associated with assets that are capitalized and then subsequently depreciated are added back to net income to calculate FFO.

The Company believes FFO is an important non-GAAP measure, as FFO excludes the depreciation expense on real estate assets that generally appreciate over time or maintains residual value to a much greater extent than other depreciable assets such as machinery or equipment. Additionally, other real estate companies, analysts and investors utilize FFO in analyzing the results of real estate companies. FFO should not be considered as an alternative to net income which is calculated in accordance with Accounting Principals Generally Accepted in the United States of America (“GAAP”).

See the Funds from Operations caption included within item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a reconciliation of FFO to net income, which is calculated in accordance with GAAP.

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

The following table sets forth certain information regarding the Company’s real estate properties as of December 31, 2006:

			Average	Number	Percentage
		Number	Square Feet	of Units	of Units
Property Name	Location	of Units	per Unit	Occupied	Occupied

Arbor Hills	Antioch, TN	548	827	507	93%
Arbors of Dublin	Dublin, OH	288	990	266	92%
Bluff Ridge Apartments	Jacksonville, NC	108	873	106	98%
Brentwood Oaks Apartments	Nashville, TN	262	852	253	97%
Coral Point Apartments	Mesa, AZ	337	780	315	93%
Cornerstone Apartments	Independence, MO	420	887	371	88%
Covey at Fox Valley	Aurora, IL	216	948	205	95%
Cumberland Trace(1)	Fayetteville, NC	248	958	201	81%
Elliot’s Crossing Apartments	Tempe, AZ	247	717	230	93%
Fox Hollow Apartments	High Point, NC	184	877	158	86%
Greenbriar Apartments	Tulsa, OK	120	666	113	94%
Highland Park Apartments	Columbus, OH	252	891	234	93%
Huntsview Apartments	Greensboro, NC	240	875	220	92%
Jackson Park Place Apartments	Fresno, CA	296	822	281	95%
Jackson Park Place Apartments — Phase II	Fresno, CA	80	1,096	73	91%
Lakes of Northdale Apartments	Tampa, FL	216	873	214	99%
Littlestone of Village Green	Gallatin, TN	200	987	194	97%
Misty Springs Apartments	Daytona Beach, FL	128	786	128	100%
Monticello Apartments	Southfield, MI	106	1,027	94	89%
Morganton Place	Fayetteville, NC	280	962	257	92%
Oakhurst Apartments	Ocala, FL	214	790	211	99%
Oakwell Farms Apartments	Nashville, TN	414	800	398	96%
Shelby Heights	Bristol, TN	100	980	99	99%
The Greenhouse	Omaha, NE	126	881	124	98%
The Hunt Apartments	Oklahoma City, OK	216	693	210	97%
The Park at Countryside	Port Orange, FL	120	720	118	98%
The Ponds at Georgetown	Ann Arbor, MI	134	1,002	124	93%
The Reserve at Wescott Plantation	Summerville, SC	192	1,083	180	94%
Tregaron Oaks Apartments	Bellevue, NE	300	875	289	96%
Village at Cliffdale	Fayetteville, NC	356	798	321	90%
Waterman’s Crossing	Newport News, VA	260	944	254	98%
Waters Edge Apartments(1)	Lake Villa, IL	108	814	101	94%
Woodberry Apartments	Asheville, NC	168	837	163	97%

		7,484	876	7,012	94%

The Exchange at Palm Bay	Palm Bay, FL	72,007(2)	n/a	69,193	96%

(1)	Property is held for sale as of December 31, 2006.

(2)	This is an office/warehouse facility. The figure represents square feet available for lease to tenants and percentage of square feet occupied.

Executive Summary

Fiscal 2006 was the Company’s first full year of operation as a self-advised and self-managed REIT. It also represented the completion of the first year of the Company’s four year strategic plan. The primary components of the plan include the divestiture of older, underperforming properties in markets with limited prospects for growth; the acquisition of newer and better located properties; increased Funds from Operations per share; and increased dividends.

To meet the provisions of the strategic plan, the Company accomplished the following during 2006:

•	Eight properties were acquired, consisting of 1,966 units, for aggregate consideration of $145.7 million. The acquisitions were financed with approximately $72.1 million in cash, borrowings of an additional $72.0 million and the assumption of $1.6 million of liabilities. The cash for these transactions was primarily generated from the 2005 sale of St. Andrews at Westwood, the second quarter 2006 sale of the Belvedere Apartments and the release of cash collateralizing the bonds payable at Coral Point and Covey at Fox Valley.

•	Two underperforming properties, Park at 58th and Delta Crossing, were sold. In January 2007, a third underperforming property, Cumberland Trace, was sold for $10.9 million, with no gain or loss recognized on the sale. Cumberland Trace, acquired in September 2006, did not meet the Company’s acquisition criteria if bought on a stand alone basis, but was required to be purchased as it, Morganton Place, Village at Cliffdale and Woodberry Apartments were being sold only as a single portfolio.

•	Reduced general and administrative expenses through benefits realized from the internalization of management. The elimination of administrative fees previously paid to our former external advisor reduced general and administrative expenses by approximately $1.6 million from the prior year. These savings are partially offset by approximately $600,000 of incremental costs. Such costs primarily relate to incremental salary costs to replace services formerly provided by the external advisor and incremental rental expenses for office space for those employees providing such services. Additionally the absence of property acquisition fees on the current year acquisitions created cash savings of $1.8 million. For the year, the Company estimates that it has saved approximately $2.8 million in cash and increased Funds from Operations by $0.10 per share by completing the management internalization.

•	Dividends were increased by 4% to a dividend rate of $0.26 per share per quarter.

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

Establishment of depreciation policy — The Company’s real estate assets are carried on the balance sheet at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the related asset, generally 27 1/2 years on multifamily residential apartment buildings, 31 1/2 years on commercial buildings and five to fifteen years on capital improvements, and is calculated using the straight-line method. Depreciation of capital improvements on the Company’s commercial property is based on the term of the related tenant lease using the straight-line method. Shorter or longer depreciable lives and method of depreciation directly impact depreciation expense recorded in earnings.

Establishment of capitalization policy — Expenditures for purchases of a new asset with a useful life in excess of one year and for replacements and repairs that substantially extend the useful life, or improve the quality, of an asset are capitalized and depreciated over their useful lives. Recurring capital expenditures are typically incurred every year during the life of an apartment community and include such expenditures as carpet, vinyl flooring and appliances. Non-recurring capital expenditures are costs that are generally incurred in connection with a major project such as a roof replacement, parking lot resurfacing, siding replacement and exterior painting. Maintenance and repairs, such as landscaping maintenance, interior painting, and make ready costs are charged to expense as incurred. The determination of what constitutes an expenditure that substantially extends the life, or improves the quality of an asset, requires judgment and is not necessarily consistent with companies of similar type as there is diversity in such accounting policies adopted by the real estate industry.

Review of real estate assets for impairment — Management reviews each property for impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the net book value of each real estate property to the sum of its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. The recognition of an impaired property and the potential impairment calculation are subject to a considerable degree of judgment, the results of which when applied under different conditions or assumptions could have a material impact on the financial statements. The estimated future cash flow of each property is subject to a significant amount of uncertainty in the estimation of future rental receipts, future rental expenses, and future capital expenditures. Such estimates are affected by economic factors such as the rental markets and labor markets in which the properties operate the current market values for properties in the rental markets, and tax and insurance expenses. Different conditions or different assumptions applied to the calculation may result in different results.

Results of Operations

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company has classified the results of operations of the properties sold during 2006, 2005 and 2004, and those held for sale at December 31, 2006, as discontinued operations for all periods presented. Accordingly, the rental revenue, real estate operating expense, depreciation expense and interest expense on debt collateralized by these properties and any other property specific components of net income are not reflected in our results of continuing operations in any periods presented.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005 (in thousands):

	For the Year Ended	For the Year Ended	Dollar	Percentage
	December 31, 2006	December 31, 2005	Change	Change

Revenues:
Rental revenues	$49,134	$39,207	$9,927	25%
Other	223	382	(159)	(42)%

Total revenues	49,357	39,589	9,768	25%

Expenses:
Real estate operating	21,208	18,808	2,400	13%
Property management	1,039	799	240	30%
General and administrative	5,335	5,656	(321)	(6)%
Depreciation	10,436	7,748	2,688	35%
In-place lease amortization	1,728	2,674	(946)	(35)%
Intangible asset impairment	199	—	199	—
Contract termination costs	—	11,619	(11,619)	(100)%

Total expenses	39,945	47,304	(7,359)	(16)%

Operating income (loss)	$9,412	$(7,715)	$17,127	222%

Rental revenues.  Rental revenues increased by $9.9 million, or 25% from the year ended December 31, 2005. Same store (properties owned for the entirety of both periods presented) revenues increased 5% or $1.9 million from the prior year. The increased same store revenues are a result of improved market conditions primarily being driven by increased demand. Demand for apartments has increased due to continued job growth, reduced affordability of home ownership and modest supply of new apartments due to higher land and construction costs. Additionally, the supply of rental apartments, in certain of the Company’s markets has decreased due to the conversion of multifamily apartment properties to condominiums. Full year ownership of Tregaron Oaks and Reserve at Wescott, both acquired in the third quarter of 2005, increased revenues by $2.7 million. The 2006 acquisitions of The Greenhouse, Arbors of Dublin, Jackson Park Place-Phase II, Morganton Place, Village at Cliffdale, the Woodberry Apartments and the Cornerstone Apartments (collectively, the “2006 Acquisitions”) increased revenues by $5.3 million.

Other revenues.  Other revenues consist primarily of fees earned from the management of properties owned by unrelated third parties. These revenues decreased during 2006 as the Company is managing fewer properties in 2006 than in 2005. As of December 31, 2006, the Company only provides third party management services at two properties. As of December 31, 2005, the Company was providing such services at five properties.

Real estate operating expenses.  Real estate operating expenses are comprised principally of real estate taxes, property insurance, utilities, repairs and maintenance, and salaries and related employee expenses of on-site employees. The 2006 Acquisitions increased operating expenses by $2.3 million. Incremental operating expenses incurred as a result of a full year of ownership of Tregaron Oaks and Reserve at Wescott Plantation are mostly offset by reduced operating costs at the Company’s same store properties. These costs decreased due to reduced market ready costs, reduced utility expenses as a result of the Company passing on more utility costs to tenants, and a successful tax appeal at one of the Company’s properties which reduced 2006 property taxes by approximately $100,000.

Property management expenses.  Property management expenses consist of salaries and benefits of the Company’s regional property managers, national maintenance director and senior vice-president of operations, their respective travel costs and other costs directly attributable to these personnel. The majority of the increase is a result of the creation of a national training program, and the costs of development. The remaining increase is due to the addition of a regional manager for the Florida properties and increased travel by all regional directors.

General and administrative expenses.  General and administrative expenses decreased by $321,000 from the prior year. The elimination of administrative fees paid to the former external advisor reduced general and administrative expenses by $1.6 million. Salary costs increased by approximately $470,000 from the prior year. This increase is primarily a result of hiring additional personnel to replace the services formerly provided by the Advisor, and increased compensation provided to certain executives based upon the current year results. The Company has also incurred approximately $145,000 of other general and administrative costs as a result of separating from the Advisor. These costs primarily resulted from increased rent expense for office space for individuals hired to replace the services formerly provided by the Advisor. Fees paid to our Board of Directors increased by approximately $250,000. This increase resulted primarily from a stock option grant made to the entire Board in August and a bonus payment made to the Company’s Chairman in December. The remaining increase is primarily attributable to increased professional fees of $390,000 associated with hiring professional service firms to serve as financial advisors and to assist in the evaluation of the Company’s compensation programs.

Depreciation expense.  The 2006 Acquisitions and full year ownership of Tregaron and Reserve at Wescott increased depreciation expense by $2.3 million. Same store deprecation expense increased by approximately $300,000. This increase is primarily due to the impact of capital expenditures.

In-place lease amortization.  In-place lease intangibles arise as a result of the allocation of a portion of the total acquisition cost of an acquired property to leases in existence as of the date of acquisition. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow realized at each property during the estimated lease-up period it would take to lease these properties. This allocated cost is amortized over the average remaining term of the leases. Amortization expense from in-place lease intangibles decreased in 2006, as the in-place leases obtained in the 2004 merger with AFREZ became fully amortized in May of 2005. The decrease resulting from the complete amortization of the AFREZ leases more than offset the additional amortization expense from in-place leases acquired in the 2006 Acquisitions.

Intangible asset impairment.  In connection with the November 2004 acquisition of certain property management assets from America First Properties Management Companies, LLC, the Company assumed property management agreements for five apartment complexes owned by unrelated third parties. These contracts were recorded as an intangible asset in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. During the first quarter of 2006, the Company purchased The Greenhouse, which was one of the properties for which it previously provided management services. Additionally, the Company became aware that several of the other properties for which it provided third party management services were expected to be sold during 2006. As a result, the Company determined that a portion of the intangible asset was impaired and recorded a charge of $199,000.

Contract termination costs.  On December 30, 2005, the Company acquired the Company’s external advisor through a merger. Prior to the merger, the advisor provided management and advisory services to the Company. As a result of the Company’s pre-existing relationship with the advisor, $11.6 million of the $11.8 million total merger consideration was required to be allocated to the termination of the pre-existing contractual relationship and was expensed in 2005.

Other income and expenses

The following table sets forth the components of other income and expenses (in thousands):

	For the Year Ended	For the Year Ended	Dollar	Percentage
	December 31, 2006	December 31, 2005	Change	Change

Interest and dividend income	$1,995	$1,725	$270	16%
Loss on redemption of securities	(64)	—	(64)	—
Impairment of securities	(367)	—	(367)	—
Loss on extinguishment of debt	(91)	—	(91)	—
Interest expense	(11,231)	(8,771)	(2,460)	28%

Other expense, net	$(9,758)	$(7,046)	$(2,712)	38%

Interest and dividend income increased from 2005 due to the interest income earned on $29.3 million of the cash proceeds from the November 16, 2005 sale of St. Andrews which was not fully reinvested in real estate assets until March 22, 2006, as well as the $17.6 million of proceeds from the June 1, 2006 sale of the Belvedere Apartments, which was not reinvested until September 28, 2006. Additionally, until September 28, 2006, the Company had approximately $16.9 million of cash invested in interest bearing accounts, which served as additional collateral for tax-exempt bonds issued to finance Coral Point Apartments and the Covey at Fox Valley. This income was partially offset by the impairment and subsequent loss upon sale of the agency securities. In March 2006, the Company determined that it no longer intended to hold the agency securities for a period of time that would be sufficient to allow it to recover the unrealized losses which were recorded as a component of other comprehensive income, and on April 24, 2006, the portfolio of agency securities was sold.

Interest expense represents interest paid and other expenses associated with the taxable and tax-exempt mortgage debt incurred to finance the Company’s investments in multifamily apartment properties. The acquisitions of Tregaron Oaks and The Reserve at Wescott Plantation increased interest expense by approximately $870,000 compared to the year ended December 31, 2005. The 2006 Acquisitions increased interest expense by $595,000. The adjustment of the Company’s interest rate swaps to current market value accounted for $264,000 of the increase in interest expense. During 2005, the market value of its interest rate swaps increased, which in turn reduced interest expense by $85,000, whereas in the current year, the market valued decreased, which increased interest expense by $179,000. Increased interest rates on the Company’s repurchase agreement borrowings and subordinated notes increased interest expense by $340,000. The remaining increase is due to the Company’s 2005 allocation of interest expense to St. Andrews, Park Trace, and The Retreat, in accordance with Emerging Issue Task Force Issue No. 87-24, Allocation of Interest to Discontinued Operations. Under the terms of this consensus, the Company was required to allocate interest expense to discontinued operations for the three properties which collateralized debt issued by other of the Company’s properties. These properties were sold in the second half of 2005. Since the Company utilized the proceeds from the sales to purchase additional multifamily properties, rather than repay a portion of the collateralized debt, interest expense associated with continuing operations increased. The loss on extinguishment of debt occurred as a result of the Company’s refunding of the Covey at Fox Valley bonds. The loss consists of unamortized deferred financing costs and legal fees associated with the transaction.

Discontinued operations.  During 2006, the Company sold the Belvedere Apartments, the Park at 58th Apartments, and Delta Crossing. The results of operations and the gain on the sale of these properties are classified as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss). The sales of these three properties resulted in a gain of $19.2 million. Additionally, the Company has designated Cumberland Trace and Waters Edge as held for sale pursuant to SFAS No. 144. The divestiture of Cumberland Trace was completed on January 31, 2007 for $10.9 million. Waters Edge is not currently under contract, but the Company is currently marketing the property to prospective buyers and it expects the property will be divested within the next 12 months. During 2005, the Company sold the Park Trace Apartments, The Retreat Apartments and the St. Andrews at Westwood Apartments for a gain of $24.6 million.

Revenues, operating expenses, and other expenses, all decreased from 2005 to 2006 due to the number of properties which comprised discontinued operations for each period. During 2006 five properties were included within discontinued operations; in 2005 there were eight properties.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004 (in thousands):

	For the Year Ended	For the Year Ended	Dollar	Percentage
	December 31, 2005	December 31, 2004	Change	Change

Revenues:
Rental revenues	$39,207	$26,320	$12,887	49%
Other	382	39	343	—

Total revenues	39,589	26,359	13,230	50%

Expenses:
Real estate operating	18,808	14,488	4,320	30%
Property management	799	132	667	—
General and administrative	5,656	3,865	1,791	46%
Depreciation	7,748	4,951	2,797	56%
In-place lease amortization	2,674	2,130	544	26%
Contract termination costs	11,619	5,911	5,708	97%

Total expenses	47,304	31,477	15,827	50%

Operating loss	$(7,715)	$(5,118)	$(2,597)	51%

Rental revenues.  The June 2004 merger with AFREZ increased rental revenues by $7.3 million, due to twelve months of ownership in 2005 as compared to seven months of ownership in 2004. The acquisitions of Arbor Hills in December 2004, Tregaron Oaks in August 2005, and The Reserve at Wescott Plantation in September 2005 (collectively the “2005 Acquisitions”), increased rental revenues by $5.2 million. The remaining revenue growth is attributable to increased occupancy and reduced concessions at those properties owned for the two years ended December 31, 2005.

Other revenues.  Other revenues include fees earned from the management of properties owned by unrelated third parties. Prior to the November 2004 acquisition of property management agreements from America First Properties Management Companies, LLC, (“America First Properties”) the Company did not provide any such services.

Real estate operating expenses.  Real estate operating expenses are comprised principally of real estate taxes, property insurance, utilities, repairs and maintenance, and salaries and related employee expenses of on-site employees. The AFREZ merger increased operating expenses by $3.3 million over 2004 levels as the properties acquired in the merger were owned for a full year in 2005 compared to seven months of 2004. The 2005 Acquisitions increased operating expense by $2.7 million. These increases were partially offset by the elimination of the property management fees, which were $1.3 million in 2004. These fees were eliminated due to the internalization of property management functions in November 2004. Fiscal 2004 results were also negatively impacted by hurricane related expenses of $257,000 at several of the Company’s properties.

Property management expenses.  Property management expenses consist of salaries and benefits of the Company’s regional property managers, national maintenance director and senior vice-president of operations, their respective travel costs and other costs directly attributable to these personnel. Such costs were not incurred until November 2004, when the Company acquired assets from America First Properties and began providing their own property management services.

General and administrative expenses.  General and administrative expenses increased by $1.8 million from the prior year. Salaries and benefits increased by approximately $830,000 primarily due to severance payments made to the former Chief Investment Officer and the incremental costs incurred as a result of hiring additional personnel necessary to replace the support services of Company’s former management company. Administrative fees paid to the Company’s former advisor increased by approximately $420,000 due to the 2005 Acquisitions and the AFREZ merger. The Company also incurred approximately $200,000 of professional fees as it utilized the services of an executive recruiter to hire selected management personnel. The remainder of the increase is primarily attributable to increased legal and accounting fees and directors and officers insurance costs.

Depreciation expense.  The increase in depreciation expense of $2.8 million is attributable to the acquisition of properties in the merger with AFREZ and the purchase of the 2005 Acquisitions. Depreciation expense incurred by the properties held by the Company prior to the merger with AFREZ was consistent with the depreciation expense incurred in 2004.

In-place lease amortization.  In-place lease intangibles arise as a result of the allocation of a portion of the total acquisition cost of an acquired property to leases in existence as of the date of acquisition. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow realized at each property during the estimated lease-up period it would take to lease these properties. This allocated cost is amortized over the average remaining term of the leases. The 2005 Acquisitions increased such expenses by $343,000. The remaining increase is due to increased amortization expense from the AFREZ merger.

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

Other income and expenses

The following table sets forth the components of other income and expenses (in thousands):

	For the Year Ended	For the Year Ended	Dollar	Percentage
	December 31, 2005	December 31, 2004	Change	Change

Interest and dividend income	$1,725	$1,252	$473	38%
Gain on redemption of securities	—	212	(212)	—
Interest expense	(8,771)	(5,140)	(3,631)	71%

Other expense, net	$(7,046)	$(3,676)	$(3,370)	92%

Interest and dividend income.  The increased interest and dividend income is primarily due to $7.4 million loan made to America First Communities Offutt Developers, LLC (the “Developer”), in September 2005. These

funds were used by the Developer to partially finance the military housing privatization project at Offutt Air Force Base in Bellevue, Nebraska. Interest is paid at a variable rate based upon the 30 day LIBOR rate plus 9%. During 2005, the Company recognized $286,000 of interest income from this loan. Also increasing interest income is the interest earned on restricted cash. At December 31, 2005, the Company had $53.3 million of restricted cash. Approximately $29.4 million of the restricted cash resulted from a portion of the proceeds from the sale of St. Andrews at Westwood being placed in a segregated account for purposes of acquiring additional properties in transactions that qualify for the deferral of gain recognition under Section 1031 of the Internal Revenue Code. Additionally, as a result of the divestitures of The Retreat and Park Trace, the Company had to utilize $16.9 million of cash to serve as replacement collateral for mortgage notes which were previously collateralized by these properties. In aggregate, these restricted funds generated $275,000 of interest income. Offsetting these increases was reduced interest income on unrestricted cash and cash equivalents, due to reduced levels of unrestricted cash during 2005.

Interest expense.  Interest expense increased by $3.6 million from 2004 to 2005. Approximately $2.8 million of the increase is due to the debt assumed in the AFREZ merger and to finance the acquisitions of the 2005 Acquisitions. Interest expense also increased by $300,000 due to increased repurchase agreement borrowings and higher interest rates on such borrowings. Also contributing to increased interest expense was the valuation of the Company’s interest rate swaps. In 2004, these swaps reduced interest expense by $273,000. In 2005, the swaps decreased interest expense by $85,000, a change of $188,000. The remaining increase is due to higher interest rates on the Company’s variable rate mortgage notes and bonds.

Discontinued operations.  During 2005, the Company divested the Park Trace Apartments, The Retreat Apartments, and St. Andrews at Westwood. In connection with these sales, the Company received cash proceeds of $54.4 million, net of closing costs of $1.1 million. These proceeds were partially utilized by the Company to finance the acquisitions of Tregaron Oaks, the Reserve at Wescott Plantation, and the January 2006 acquisition of The Greenhouse. In aggregate, the Company recognized a gain on the sale of these properties of $24.6 million.

In December 2004, the Company sold The Glades Apartments. The Glades Apartments was sold for a total sales price of $20.0 million which consisted of cash and debt assumed by the buyer. The net cash proceeds to the Company were approximately $11.1 million, net of closing costs of approximately $149,000. A gain on the sale of this property was realized in the amount of $6.0 million.

Revenues, operating expenses, and other expenses, all decreased from 2004 to 2005 due to the number of properties which comprised discontinued operations for each period. During 2005 eight properties were included within discontinued operations; in 2004 there were nine properties.

Funds from Operations (“FFO”)

The following sets forth a reconciliation of the Company’s net income (loss) as determined in accordance with GAAP and its FFO for the periods set forth (in thousands except per share amounts):

	For the Year Ended December 31,
	2006	2005	2004

Net income (loss)	$19,557	$10,952	$(2,765)
Depreciation expense	10,248	7,748	4,951
In-place lease amortization	1,728	2,674	2,130
Depreciation and amortization of discontinued operations	376	1,810	2,839
(Gain) loss on redemption of securities	64	—	(212)
Impairment of securities	367	—	—
Less: Gain on sales of discontinued operations	(19,197)	(24,606)	(5,973)

Funds from Operations	$13,143	$(1,422)	$970

Basic weighted average shares outstanding	11,037	10,513	8,243

Funds from Operations per share	$1.19	$(0.14)	$0.12

The Company’s FFO increased by $14.6 million for the year ended December 31, 2006 compared to the prior year. FFO during 2005 was negatively affected by a contract termination charge of $11.6 million described below. No such charge was recorded in 2006 and this accounted for the majority of the increase in 2006 FFO over 2005 FFO. Approximately $1.0 million of the remaining $3.0 million increase is attributable to the benefit the Company experienced from the internalization of the Advisor. The remaining increase is largely attributable to improved same store operations. While the current year acquisitions, net of divestitures generated positive FFO, these gains were offset by increased interest expense and increases in certain general and administrative expenses.

The Company’s FFO decreased $2.4 million for the year ended 2005 compared to the prior year. The reduction in 2005 is a result of the contract termination charge of $11.6 million recognized in connection with the merger of the Advisor. During 2004, the Company recognized a contract termination charge of $5.9 million related to the acquisition of certain assets from America First Properties Management Company. The additional contract termination charge incurred in 2005 was partially offset by additional FFO generated from holding the former AFREZ properties for a full year in 2005; the benefit of the 2005 Acquisitions; same store revenue growth of approximately $900,000; and approximately $800,000 in savings generated from the property management asset acquisition. FFO, prior to considering the contract termination charges was $10.2 million, or $0.97 per share, and $6.9 million, or $0.84 per share, in 2005 and 2004 respectively.

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

The Company believes that FFO is an important non-GAAP measurement because FFO excludes the depreciation expense on real estate assets and real estate generally appreciates over time or maintains residual value to a much greater extent than other depreciable assets such as machinery or equipment. Additionally, other real estate companies, analysts and investors utilize FFO in analyzing the results of real estate companies. The Company’s FFO may not be comparable to other REITs or real estate companies with similar assets. This is due in part to the differences in capitalization policies used by different companies and the significant effect these capitalization policies have on FFO. Real estate costs incurred in connection with real estate operations which are accounted for as capital improvements are added to the carrying value of the property and depreciated over time whereas real estate costs that are expensed are accounted for as a current period expense. This affects FFO because costs that are accounted for as expenses reduce FFO. Conversely, real estate costs associated with assets that are capitalized and then subsequently depreciated are added back to net income to calculate FFO.

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

Physical occupancy and average annual same store rent per unit are performance measures that provide management an indication as to the quality of rental revenues. Physical occupancy is calculated simply as the percentage of units occupied out of the total units owned. Average annual same store rent per unit is calculated as the same store rental revenue divided by the number of units at same store properties without adjustment for changes in occupancy levels.

Net operating income margin is calculated as the excess of rental revenues over real estate operating expenses as a percentage of rental revenues, and provides management an indication as to the ability of the properties to manage expenses in the current occupancy environment.

In previous filings, the Company indicated that economic occupancy was also a high level measure used to gauge the performance of the portfolio. In the third quarter of 2006, the Company instituted a change in pricing methodology which will eliminate the majority of the monthly-recurring concessions granted to tenants. The change in methodology is in anticipation of the potential future implementation of a rent optimization software program. The elimination of the majority of recurring concessions will not impact net rental revenues, but will significantly reduce the spread between the economic and physical occupancy percentages. At most properties, economic occupancy will be within one or two percentage points of the physical occupancy. Accordingly, the economic occupancy metric will no longer provide valuable insight into the Company’s performance.

The following table presents these measures as for the years ended:

	December 31,	December 31,	December 31,
	2006	2005	2004

Physical Occupancy	94%	93%	92%
Average annual same store rent per unit(1)	$8,038	$7,643	n/a
Net operating income margin(2)	57%	52%	45%

(1)	Fiscal 2004 average same store rent per unit is not disclosed, as the same store information for the period from January 1, 2004 through December 31, 2006 is not as relevant due to the significant impact that the AFREZ merger had on the Company.

(2)	Net operating income margin has increased largely due to the elimination of property management fees in November 2004 as a result of the acquisition of certain assets from America First Property Management Companies, LLC, the acquisition of properties which allow the Company to realize improved margins, and strong same store revenue growth.

The following tables are presented to provide additional information regarding property performance

	For the Year Ended	For the Year Ended
Physical Occupancy	December 31,	December 31,
Property Name	2006	2005

Same store properties
Arbor Hills	93%	90%
Bluff Ridge Apartments	98%	98%
Brentwood Oaks Apartments	97%	98%
Coral Point Apartments	93%	94%
Covey at Fox Valley	95%	89%
Elliot’s Crossing Apartments	93%	95%
Fox Hollow Apartments	86%	84%
Greenbriar Apartments	94%	94%
Highland Park Apartments	93%	95%
Huntsview Apartments	92%	90%
Jackson Park Place Apartments	95%	94%
Lakes of Northdale Apartments	99%	96%
Littlestone of Village Green	97%	95%
Misty Springs Apartments	100%	100%
Monticello Apartments	89%	93%
Oakhurst Apartments	99%	98%
Oakwell Farms Apartments	96%	95%
Shelby Heights	99%	96%
The Hunt Apartments	97%	93%
The Park at Countryside	98%	98%
The Ponds at Georgetown	93%	88%
The Reserve at Wescott Plantation	94%	94%
Tregaron Oaks Apartments	96%	96%
Waterman’s Crossing	98%	95%

	95%	94%
Fiscal 2006 acquisitions
Arbors of Dublin	92%	—
Cornerstone Apartments	88%	—
Jackson Park Place Apartments — Phase II	91%	—
Morganton Place	92%	—
The Greenhouse	98%	—
Village at Cliffdale	90%	—
Woodberry Apartments	97%	—
Properties held for sale or sold in 2006
Belvedere Apartments	—	99%
Cumberland Trace	81%	—
Delta Crossing	—	96%
Park at 58th	—	76%
Waters Edge Apartments	94%	88%

	94%	93%

Annual Rental Revenue per unit

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
Property Name	2006	2005	Change	% Change

Same store properties
Arbor Hills	$6,836	$6,750	$86	1%
Bluff Ridge Apartments	8,217	7,842	375	5%
Brentwood Oaks Apartments	8,454	8,133	321	4%
Coral Point Apartments	7,143	6,537	606	9%
Covey at Fox Valley	10,158	9,391	767	8%
Elliot’s Crossing Apartments	7,673	6,816	857	13%
Fox Hollow Apartments	6,255	5,996	259	4%
Greenbriar Apartments	6,019	5,859	160	3%
Highland Park Apartments	6,406	6,436	(30)	0%
Huntsview Apartments	6,748	6,513	235	4%
Jackson Park Place Apartments	8,897	8,329	568	7%
Lakes of Northdale Apartments	9,397	8,563	834	10%
Littlestone of Village Green	7,426	7,163	263	4%
Misty Springs Apartments	8,504	8,005	499	6%
Monticello Apartments	9,760	10,110	(350)	(3)%
Oakhurst Apartments	8,249	7,991	258	3%
Oakwell Farms Apartments	7,094	6,736	358	5%
Shelby Heights	7,289	6,692	597	9%
The Hunt Apartments	6,182	5,810	372	6%
The Park at Countryside	8,549	8,050	499	6%
The Ponds at Georgetown	11,090	10,640	450	4%
Waterman’s Crossing	10,491	9,789	702	7%

Average	$8,038	$7,643	$395	5%

Fiscal 2006 acquisitions(1)
Arbors of Dublin	$5,950
Cornerstone Apartments	250
Jackson Park Place Apartments — Phase II	4,964
Morganton Place	2,090
The Greenhouse	12,022
Village at Cliffdale	1,957
Woodberry Apartments	2,131

Average	$4,195

Properties held for sale or sold in 2006(1)
Belvedere Apartments	$4,128	$9,770
Cumberland Trace	1,658	—
Delta Crossing	5,959	6,817
Park at 58th	1,665	4,994
Waters Edge Apartments	9,807	9,362

Average	$4,643	$7,736

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
Property Name	2006	2005	Change	% Change

Fiscal 2005 acquisitions and divestitures(1)
The Reserve at Wescott Plantation	$9,487	$3,298
Tregaron Oaks Apartments	8,457	3,273
Park Trace Apartments	—	4,297
St. Andrews Apartments	—	7,536
The Retreat Apartments	—	5,565

Average	$8,972	$4,794

(1)	Rent per unit represents revenue earned by the Company during the period of ownership. Such amounts are not indicative of the full year revenues per unit.

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

The Company uses cash primarily to (i) pay the operating expenses of its multifamily apartment properties, including the cost of capital improvements; (ii) pay the operating expenses of the Company’s administration; (iii) pay debt service on its bonds and mortgages payable; (iv) acquire additional multifamily apartments and other investments and (v) pay dividends. The Company expects to be able to fund dividends from cash generated from operating activities.

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

In addition to the funds that the Company may raise through the issuance of additional equity capital, it may also be able to borrow money to finance the acquisition of additional real estate assets. Borrowing to acquire additional multifamily apartment properties is in the form of long-term taxable or tax exempt mortgage loans secured by the acquired properties. In the third quarter of 2006, the Company entered into a Master Credit Facility and Reimbursement Agreement (the “Facility”) with Wells Fargo Bank, N.A. and Fannie Mae. The Facility was initially established for $70.5 million and may be expanded with the consent of the lenders. The Facility provides the Company the ability to borrow at either fixed or variable interest rates and also enables the Company to utilize Fannie Mae credit enhancement on tax exempt bond financings on its existing portfolio or for future property acquisitions. Upon closing of the Facility, the Company borrowed $37.6 million to finance the acquisition of Morganton Place, Village of Cliffdale, and Woodberry. In addition to these three properties, the Facility is also secured by first mortgages on The Greenhouse, Arbors of Dublin, Brentwood Oaks, Covey at Fox Valley, and Cornerstone.

As of December 31, 2006, the Company had $63.1 million and $23.1 million in fixed and variable rate borrowings, respectively, under the Facility. The Facility also provides the Company the ability, until September 28, 2007, to borrow an additional $21.6 million at a fixed interest rate of 5.68%. On January 25, 2007, the Company drew down $10.0 million of the available $21.6 million. These borrowings have a term of ten years from the date of the transaction.

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

The multifamily apartment properties which the Company currently owns are financed under 22 financings, with an aggregate principal balance of $249.7 million as of December 31, 2006. These financings consist of twelve tax-exempt bonds with an aggregate principal balance outstanding of approximately $111.8 million and nine taxable mortgage notes payable with a combined principal balance of approximately $129.0 million (including the company’s obligations under the Facility). Approximately 78% of these obligations bear interest at a fixed rate with a weighted average interest rate of 5.12% per annum for the year ended December 31, 2006. The remaining 22% of these obligations bear interest at variable rates that had a weighted average interest rate of 3.87% per annum, including the effect of interest rate swaps, for the year ended December 31, 2006. Maturity dates on these obligations range from December 2007 to November 2044. The final financing relates to an $8.9 million short-term loan undertaken to finance the acquisition of Cumberland Trace. This short-term loan was repaid on January 31, 2007, in connection with the sale of this property.

In addition, the Company has borrowings in the form of Notes payable of $2.4 million at December 31, 2006. The Notes payable, which were assumed as part of the merger with AFREZ, bear interest at a variable rate with a weighted average interest rate of 5.84% for the year ended December 31, 2006. On January 15, 2007, the Company redeemed the notes for a price equal to 100% of the outstanding principal balance of the notes together with accrued interest to the date fixed for redemption. The Company was required to redeem the notes, as under the terms of the indenture, 80% of the net proceeds from sale of Delta Crossing were required to be utilized to prepay the notes.

The Company also has short term borrowings under repurchase agreements of $12.8 million at December 31, 2006 that bear interest at fixed rates with a weighted average interest rate of 5.33% for the year ended December 31, 2006 and mature within one year. Repurchase agreements are utilized by the Company to meet short term working capital needs, to finance certain investments, such as agency securities or mezzanine-level financings and, in 2005, to finance a portion of the cash consideration paid in the acquisition of the Advisor.

Repurchase agreements take the form of a sale of a security to a counterparty at an agreed upon price in return for the counterparty’s simultaneous agreement to resell the same securities back to the owner at a future date at a higher price. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a borrowing under which the Company pledges agency securities that it already owns as collateral to secure a short-term loan with a counterparty. The borrowings are then used to acquire agency securities, which themselves may be used as collateral for additional borrowings under repurchase agreements. The difference between the sale and repurchase price is the cost, or interest expense, of borrowing under the repurchase agreements. The repurchase agreements may require the Company to pledge additional assets to the lender in the event the market value of existing pledged collateral declines below a specified percentage. The pledged collateral may fluctuate in value due to, among other things, principal repayments, market changes in interest rates and credit quality. The Company retains beneficial ownership of the pledged collateral, including the right to distributions, while the counterparty maintains custody of the collateral securities. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receive back its pledged collateral from the lender or, may renew the repurchase agreement at the then prevailing financing rate.

To finance the 2005 loan made to the Developer which partially financed the military housing privatization project at Offutt Air Force Base and the Advisor acquisition, the Company utilized repurchase agreements collateralized by GNMA securities of certain 100% owned properties. Other than the collateral, the terms of these repurchase agreements are similar to those described above.

The January 25, 2007 borrowing under the Facility was utilized by the Company to repay $7.9 million of the $12.8 million outstanding repurchase agreements. This transaction allows the Company to fix the interest rates on formerly revolving borrowings at a rate which is comparable to the current variable rates being paid on this debt. The remaining proceeds were utilized to repay the $2.4 million of Notes payable outstanding.

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

Cash provided by operating activities for the year ended December 31, 2006 increased by $4.7 million compared to the same period a year earlier due to increased operating income generated by the 2006 acquisitions and the same store properties and the absence of contract termination charges.

In 2006, $43.0 million of cash was used for investing activities. The Company utilized approximately $144.1 million to acquire the Greenhouse, Arbors of Dublin, Jackson Park Place- Phase II, Cumberland Trace, Morganton Place, Woodberry Apartments, Village at Cliffdale and the Cornerstone Apartments. These acquisitions were partially financed with $34.9 million in proceeds from the sale of Park at 58th, Belvedere Apartments, and Delta Crossing, and the release of restricted cash. The restricted cash was generated in 2005 through the placement of $29.3 million of the proceeds from the sale of St. Andrews in a Section 1031 exchange account. The use of this account allows the Company, upon meeting certain conditions, to defer the majority of the taxable gain from the sale. Restricted cash was also generated in 2005 as result of the sale of Park Trace and The Retreat. Prior to their sales, these properties collateralized bonds payable. When Park Trace and The Retreat were sold, the Company utilized $16.6 million of cash from the sales as replacement collateral for those bonds. The Company was able to access all but $1.8 million of the cash collateral in 2006 through the placement of Covey at Fox Valley into the credit facility and substitution of Jackson Park Place-Phase II as collateral for the Coral Point debt.

The Company also generated $18.0 million of cash through the principal repayment and sale of its agency security portfolio and $7.1 million from the prepayment of the mezzanine loan made by the Company to the developer of a military housing project at Offutt AFB.

Financing activities provided $27.9 million of cash in 2006. The Company issued $72.0 million of mortgage notes to finance approximately 50% of the cost of the 2006 acquisitions. Cash from financing activities was utilized to pay $11.2 million in dividends and dividend equivalents and to repay $23.4 million of borrowings under repurchase agreements. An additional $8.1 million of cash was utilized to make principal payments on bonds and mortgage notes. Lastly, approximately $1.5 million of cash was utilized to pay up-front costs incurred in connection with mortgages issued during 2006. These costs will be amortized over the respective life of the mortgages.

Off Balance Sheet Arrangements

As of December 31, 2006 and 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if it had engaged in such relationships. The Company does not have any relationships or transactions with persons or entities that derive benefits from their non-independent relationships with the Company or its related parties other than what is disclosed in Note 14 to the Company’s consolidated financial statements.

Contractual Obligations

The Company had the following contractual obligations as of December 31, 2006 (in thousands):

	Payments Due by Period
		Less Than	2-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years

Notes payable	$2,413	$—	$2,413	$—	$—
Bonds and mortgage notes payable	249,651	15,354	13,611	11,998	208,688
Borrowings under repurchase agreements	12,825	12,825	—	—	—

Total	$264,889	$28,179	$16,024	$11,998	$208,688

The Company is also contractually obligated to pay interest on its long-term debt obligations; this interest is not included in the table above. The weighted average interest rate of the long-term debt obligations outstanding as of December 31, 2006 was approximately 5.12% for fixed-rate debt and 3.87% for variable-rate debt.

In January 2007, the Company repaid $7.9 million of the repurchase agreements as they came due. The remaining $4.9 million will either be paid down or renewed with repurchase agreements having similar terms, although interest rates may continue to increase. Additionally, the Company redeemed the $2.4 million of Notes payable. These transactions were funded through $10.0 million of additional borrowings under the Facility. These borrowings require monthly payments of interest for the next five years, and payments of principal and interest in years six through ten.

Inflation

Substantially all of the resident leases at the Company’s multifamily apartment properties allow, at the time of renewal, for adjustments in the rent payable, and thus may enable the Company to seek rent increases. The short-term nature of these leases, substantially all of which have terms of one year or less, serves to reduce the risk to the Company of the adverse effects of inflation; however, market conditions may prevent the Company from increasing rental rates in amounts sufficient to offset higher operating expenses.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007. The Company does not anticipate the adoption of this standard will have a material impact on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of this statement will have on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108, effective for the Company’s fiscal year ended December 31, 2006, provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. The statement also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. SFAS 159 is effective as of the beginning of a reporting entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the requirements of SFAS 159, and has not yet determined the impact on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary market risk exposure is interest rate risk on its borrowings, credit risks of cash concentrations and credit risks on its interest rate swap and cap agreements. Each of their risks is discussed below.

Interest Rate Risk on Bonds and Mortgage Notes Payable

The Company’s exposure to market risk for changes in interest rates relates primarily to its variable rate long-term borrowings and its repurchase agreements. Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company’s control.

The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates and also enters into derivative financial instruments, such as interest rate swaps and caps, in order to manage its variable interest rate risk. The Company has not entered into derivative instrument transactions for speculative purposes.

At December 31, 2006, the Company had approximately $12.8 million in repurchase agreement borrowings, with a weighted average interest rate of 5.33%. Variation in interest rates affect the Company’s cost of borrowings on these agreements. Had average interest rates on the Company’s repurchase agreement borrowings increased or decreased by 100 basis points during the year ended December 31, 2006, interest expense on the repurchase agreements would have increased or decreased by approximately $128,000.

As of December 31, 2006, approximately 78% of the Company’s long-term borrowings consisted of fixed-rate financing. The remaining 22% consisted of variable-rate financing. Variations in interest rates affect the Company’s cost of borrowing on its variable-rate financing. The interest rates payable by the Company on these obligations increase or decrease with certain index interest rates. If the Company’s borrowing costs increase, the amount of cash available for distribution to shareholders will decrease. Had the average index rates increased or decreased by 100 basis points during the year ended December 31, 2006, interest expense on the Company’s variable-rate debt financing would have increased or decreased by approximately $460,000.

The following table presents information about the Company’s financial instruments that are sensitive to changes in interest rates, including principal amounts and weighted average interest rates by year of maturity for the Company’s bonds and mortgage payable (in thousands):

Fixed-Rate Borrowings			Variable-Rate Borrowings
		Weighted			Weighted
	Principal	Average		Principal	Average
Maturity	Amount	Interest Rate	Maturity	Amount	Interest Rate(1)

2007	$1,085	6.01%	2007	$14,269	4.09%
2008	1,151	6.01%	2008	129	4.09%
2009	12,192	6.84%	2009	139	4.09%
2010	1,014	5.77%	2010	4,564	4.09%
2011	6,420	6.72%	2011	—	—
Thereafter	172,929	4.93%	Thereafter	35,759	3.76%

	$194,791			$54,860

(1)	Weighted average rate for the year ended December 31, 2006.

The following interest rate swap and cap contracts owned by the Company do not qualify for hedge accounting and thus are accounted for as free standing financial instruments which are marked to market each period through the statement of operations as a component of interest expense. As of December 31, 2006, notional amounts and terms are as follows (dollars in thousands):

	Interest Rate Swaps and Caps
		Counterparty				Company
		Notional		Receive/		Notional		Pay
	Maturity	Amount		Cap Rate		Amount		Rate

Fixed to Variable	September 20, 2007	$5,300	(4)	7.13%		$5,300	(4)	4.09	%(3)
Fixed to Variable	December 6, 2007	$4,950	(1)(4)	7.75%		$4,950	(1)(4)	4.09	%(3)
Fixed to Variable	January 22, 2009	$8,300	(4)	5.38%		$8,300	(4)	4.09	%(3)
Fixed to Variable	July 13, 2009	$6,930	(4)	7.25%		$6,930	(4)	4.09	%(3)
Fixed to Variable	July 13, 2009	$3,980	(4)	7.50%		$3,980	(4)	4.09	%(3)
Variable to Fixed	February 3, 2009	$8,100		3.44	%(2)	$8,100		2.82%
Variable to Fixed	June 25, 2009	$10,910		3.44	%(2)	$10,910		3.30%
Interest Rate Cap	December 22, 2009	$13,400		4.50%		N/A		N/A
Interest Rate Cap	December 22, 2009	$12,750		4.50%		N/A		N/A
Interest Rate Cap	September 15, 2011	$11,320		6.22%		N/A		N/A

(1)	Notional amount is tied to the Exchange at Palm Bay bond payable and adjusts downward as principal payments are made on the bond payable.

(2)	Weighted average Bond Market Association rate for the year ended December 31, 2006.

(3)	Weighted average Bond Market Association rate for the year ended December 31, 2006 plus 0.65%.

(4)	These are total return swaps.

The $10.9 million variable to fixed rate swap was entered into on top of and to mitigate the variable rate risk of those fixed to variable rate swap maturing July 13, 2009. It effectively fixes the interest rate on $10.9 million of bonds payable at 3.30%, plus the 0.65% variable rate spread, through June 25, 2009.

The $8.1 million variable to fixed rate swap was entered into on top of and to mitigate the variable rate risk of the fixed to variable rate swap maturing January 22, 2009. It effectively fixes the interest rate on $8.1 million of bonds payable at 2.82%, plus the 0.65% variable rate spread, through February 3, 2009.

As of December 31, 2006, the Company had two interest rate swaps which qualified, and have been designated as cash flow hedges of changes in variable interest rates. The notional amounts and terms are as follows (dollars in thousands):

		Notional	Receive		Notional	Pay
	Maturity	Amount	Rate		Amount	Rate

Variable to Fixed	January 15, 2012	$11,320	3.44	%(1)	$11,320	3.44%
Variable to Fixed	December 15, 2016	$12,410	3.80	%(2)	$12,410	3.69%

(1)	Weighted average Bond Market Association rate for the year ended December 31, 2006.

(2)	Swap was entered into on December 15, 2006. Amount is the average Bond Market rate for the last two weeks of 2006.

As the above tables incorporate only those exposures or positions that existed as of December 31, 2006, they do not consider those exposures or positions that could arise after that date. The Company’s ultimate economic impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company’s risk mitigating strategies at that time and interest rates.

Credit Risk of Cash Concentrations

The Company’s cash and cash equivalents are deposited primarily in a trust account at a single financial institution and are not covered by the Federal Deposit Insurance Corporation.

Credit Risk of Interest Rate Swap and Cap Agreements

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of America First Apartment Investors, Inc.

We have audited the accompanying consolidated balance sheets of America First Apartment Investors, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of America First Apartment Investors, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 7, 2007

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(In thousands, except share and per share amounts)

ASSETS
Cash and cash equivalents	$5,724	$4,743
Restricted cash	9,391	53,279
Real estate assets:
Land	42,953	32,549
Building and improvements	345,296	222,814

Total	388,249	255,363
Less: accumulated depreciation	(46,517)	(36,200)

Real estate assets, net	341,732	219,163
Assets of discontinued operations	15,540	20,570
Investments in agency securities, at fair value	—	18,189
Investments in corporate equity securities, at fair value	3,526	4,073
Investment in mezzanine loan	—	7,173
In-place lease intangibles, net of accumulated amortization of $7,105 and $5,377, respectively	1,931	550
Other assets	7,920	6,219

Total assets	$385,764	$333,959

LIABILITIES
Accounts payable and accrued expenses	$11,332	$8,996
Dividends payable	2,872	2,759
Notes payable	2,413	2,413
Bonds and mortgage notes payable	249,651	185,764
Borrowings under repurchase agreements	12,825	36,202

Total liabilities	279,093	236,134

Contingencies
Shareholders’ Equity
Common stock, $0.01 per share par value; 500,000,000 shares authorized, 11,045,558 and 11,035,558 issued and outstanding	110	110
Additional paid-in capital	110,421	110,157
Accumulated deficit	(4,084)	(12,318)
Accumulated other comprehensive income (loss)	224	(124)

Total shareholders’ equity	106,671	97,825

Total liabilities and shareholders’ equity	$385,764	$333,959

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
	(In thousands, except per share amounts)

Revenues:
Rental revenues	$49,134	$39,207	$26,320
Other revenues	223	382	39

Total revenues	49,357	39,589	26,359

Operating expenses:
Real estate operating	21,208	18,808	14,488
Property management	1,039	799	132
General and administrative	5,335	5,656	3,865
Depreciation	10,436	7,748	4,951
In-place lease amortization	1,728	2,674	2,130
Intangible asset impairment	199	—	—
Contract termination costs	—	11,619	5,911

Total operating expenses	39,945	47,304	31,477

Operating income (loss)	9,412	(7,715)	(5,118)
Interest and dividend income	1,995	1,725	1,252
(Loss) gain on redemption of securities	(64)	—	212
Impairment of securities	(367)	—	—
Loss on extinguishment of debt	(91)	—	—
Interest expense	(11,231)	(8,771)	(5,140)

Loss from continuing operations	(346)	(14,761)	(8,794)

Income from discontinued operations	706	1,107	56
Gain on sales of discontinued operations	19,197	24,606	5,973

Net income (loss)	19,557	10,952	(2,765)
Other comprehensive income (loss):
Unrealized holding losses on securities arising during the period	(13)	(282)	(344)
Reclassification adjustments for losses (gains) realized in net income	378	—	(212)
Unrealized gains (losses) on derivatives	(17)	109	—

	348	(173)	(556)

Comprehensive income (loss)	$19,905	$10,779	$(3,321)

Earnings per share — basic and diluted:
Loss from continuing operations	$(0.03)	$(1.40)	$(1.07)
Income from discontinued operations	1.80	2.44	0.73

Net income (loss)	$1.77	$1.04	$(0.34)

Dividends declared per share	$1.02	$1.00	$1.00

Weighted average number of shares — outstanding basic and diluted	11,037	10,513	8,243

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

					Accumulated
	Common		Additional		Other
	Stock	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income (Loss)	Total
	(In thousands)

Balance, January 1, 2004	5,075	$51	$47,418	$(714)	$605	$47,360
Net loss	—	—	—	(2,765)	—	(2,765)
Issuance of common stock	5,436	54	55,327	—	—	55,381
Stock option compensation	—	—	21	—	—	21
Unrealized holding losses on securities arising during the period	—	—	—	—	(556)	(556)
Dividends declared	—	—	—	(9,149)	—	(9,149)

Balance, December 31, 2004	10,511	105	102,766	(12,628)	49	90,292
Net income	—	—	—	10,952	—	10,952
Issuance of common stock	525	5	7,329	—	—	7,334
Stock option compensation	—	—	62	—	—	62
Unrealized holding losses on securities arising during the period	—	—	—	—	(282)	(282)
Unrealized gains (losses) on derivatives	—	—	—	—	109	109
Dividends declared	—	—	—	(10,642)	—	(10,642)

Balance, December 31, 2005	11,036	110	110,157	(12,318)	(124)	97,825
Net income	—	—	—	19,557	—	19,557
Issuance of common stock	10	—	86	—	—	86
Stock option compensation	—	—	178	—	—	178
Reclassification adjustment for losses recognized in net income	—	—	—	—	378	378
Unrealized holding losses on securities arising during the period	—	—	—	—	(13)	(13)
Unrealized gains (losses) on derivatives	—	—	—	—	(17)	(17)
Dividends declared	—	—	—	(11,323)	—	(11,323)

Balance, December 31, 2006	11,046	$110	$110,421	$(4,084)	$224	$106,671

The accompanying notes are an integral part of the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
		(In thousands)

Operating activities:
Net income (loss)	$19,557	$10,952	$(2,765)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,812	9,317	7,122
Gain on sales of discontinued operations	(19,197)	(24,606)	(5,973)
Impairment of securities	367	—	—
Loss (gain) on redemption of securities	64	—	(212)
Loss on extinguishment of debt	91	—	—
Intangible asset impairment	199	—	—
Contract termination costs	—	11,619	5,911
Change in fair value on interest rate swap agreements	179	(85)	(273)
Amortization	1,919	3,269	3,321
Non-cash stock option compensation	178	62	21
Change in other assets	560	(272)	385
Change in accounts payable and accrued expenses	1,351	1,104	704

Net cash provided by operating activities	16,080	11,360	8,241

Investing activities:
Capital improvements and real estate acquisitions	(147,444)	(27,067)	(5,398)
Proceeds from sales of discontinued operations	34,873	54,352	11,076
Principal and sales proceeds received on agency securities	18,036	7,667	11,004
Change in restricted cash	43,888	(45,240)	263
Proceeds from redemption of corporate equity securities	583	125	3,876
Investment in mezzanine loan	—	(7,444)	—
Proceeds from principal repayment of mezzanine loan	7,094	350	—
Acquisition of America First Advisory Corporation	—	(4,065)	—
Acquisition of America First Real Estate Investment Partners, LP	—	—	(3,963)
Purchase of property management assets	—	—	(6,898)
Cash received in acquisition of America First Real Estate Investment Partners, LP	—	—	8,400
Acquisition of agency securities	—	—	(1,565)

Net cash (used) provided by investing activities	(42,970)	(21,322)	16,795

Financing activities:
Proceeds from mortgage notes payable	71,988	12,370	—
Borrowings under repurchase agreements	—	11,300	—
Proceeds from issuance of common stock	86	—	44
Debt financing costs paid	(1,534)	(140)	(419)
Dividends and dividend equivalents paid	(11,191)	(10,511)	(7,790)
Repayments of borrowings under repurchase agreements	(23,377)	(2,973)	(12,111)
Principal payments on bonds and mortgage notes payable	(8,101)	(5,975)	(1,044)

Net cash provided (used) by financing activities	27,871	4,071	(21,320)

Net change in cash and cash equivalents	981	(5,891)	3,716
Cash and cash equivalents at beginning of year	4,743	10,634	6,918

Cash and cash equivalents at year end	$5,724	$4,743	$10,634

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,467	$8,500	$5,153

Noncash investing and financing activities:
Dividends declared but not paid	$2,872	$2,759	$2,628

Issuance of shares for America First Advisory Corporation acquisition	$—	$7,334	$—

Assumption of debt in connection with property acquisition	$—	$12,218	$26,150

Issuance of shares for America First Real Estate Investment Partners, L.P. merger	$—	$—	$55,338

Relinquishment of debt in connection with property disposition	$—	$—	$8,775

The accompanying notes are an integral part of the consolidated financial statements.

1.	Organization

America First Apartment Investors, Inc. (the “Company”) is a Maryland corporation which, as of December 31, 2006, owned and operated 33 multifamily apartment projects and an office warehouse facility. The Company is also authorized to invest in mortgage-backed securities and other real estate assets.

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

The Company is the successor in interest to America First Apartment Investors, L.P. (the “Partnership”) which merged with and into the Company as of January 1, 2003. Prior to that time the Company had no material assets or business operations. As a result of this merger, the Company assumed the assets, liabilities and business operations of the Partnership. In addition, on June 3, 2004, America First Real Estate Investment Partners, L.P. (“AFREZ”) merged with and into the Company as more fully described in Note 6. As a result of this merger, the Company acquired the assets, assumed the liabilities and business operations of AFREZ.

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

C)  Restricted Cash

At December 31, 2006, restricted cash, which is legally restricted to its use, consisted primarily of resident security deposits, required maintenance reserves, escrowed funds and collateral for various interest rate swap agreements. At December 31, 2005, restricted cash also included $29.5 million of funds held in a tax-deferred Section 1031 exchange account and $16.7 million of cash providing additional collateral on the tax-exempt-mortgage bonds issued to finance Coral Point Apartments and Covey at Fox Valley. During fiscal 2006, these restrictions were met, and the Company primarily used the funds to partially finance acquisitions of additional real estate assets.

D)  Real Estate Assets

The Company’s real estate assets are carried at cost less accumulated depreciation. Depreciation of real estate is based on the estimated useful life of the related asset, generally 27 1/2 years on multifamily residential apartment buildings, 31 1/2 years on commercial buildings and five to fifteen years on capital improvements and is calculated using the straight-line method. Depreciation of improvements on the Company’s commercial property is based on the term of the related tenant lease using the straight-line method. Maintenance and repairs are charged to expense as incurred, while significant improvements, renovations and replacements are capitalized.

Management reviews each property for impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based upon comparing the carrying value of each real estate property to the sum of its estimated undiscounted future cash flows. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. There were no real estate impairment losses incurred and/or recorded during the three years in the period ended December 31, 2006.

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

Securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity as a component of other comprehensive income. Fair value is determined by reference to broker quotes.

Premiums paid to acquire mortgage-backed securities are amortized using the effective yield method over the life of the related mortgage pool.

Security transactions are recorded on the trade date and realized gains or losses on security sales are based upon the specific identification method.

Interest income is recorded as earned and dividend income is recorded on the ex-dividend date.

F)  Debt Financing Costs

Debt financing costs are capitalized and amortized on a straight-line basis over the stated life of the term of the related debt which approximates the effective yield method. Debt financing costs of approximately $2.0 million and $730,000 are included in other assets on the Company’s Consolidated Balance Sheets as of December 31, 2006 and 2005, respectively. These costs are net of accumulated amortization of $1.1 million and $1.7 million as of December 31, 2006 and 2005, respectively.

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

Taxable income differs from income for financial statement purposes, primarily due to differences for tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investment in real properties. The following table reconciles net income (loss) as reflected in the Company’s financial statements to REIT taxable income for 2006 (estimated), 2005, and 2004 (in thousands):

	Estimated
	2006	2005	2004

Net income (loss) per financial statements	$19,557	$10,952	$(2,765)
Reconciling items:
Add differences in deductions for depreciation and amortization	402	2,277	2,848
Add (less) basis difference for assets acquired or disposed	(16,857)	(6,567)	5,399
Other book/tax differences (net)	13	15	92

Taxable income subject to the dividend requirement	$3,115	$6,677	$5,574

Minimum dividend required (90% of taxable income)	$2,804	$6,009	$5,017

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

	2006	2005	2004

Common dividends paid:
Ordinary dividends	$5,358	$4,310	$7,246
Long-term capital gain	2,333	6,201	—
Return of capital	3,455	—	544

Total dividends paid	$11,146	$10,511	$7,790

J)  Discontinued Operations

Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), requires that the results of operations for properties sold during the period or classified as held for sale at the end of the current period be classified as discontinued operations for all periods presented. The property-specific components of net earnings that are classified as discontinued operations include rental revenue, real estate operating expenses, depreciation expense and interest expense on debt collateralized by the property. The net gain or loss on the eventual disposal of the held for sale properties is also required to be classified as discontinued operations. During 2006, the Company sold the Belvedere Apartments, the Park at 58th Apartments, and Delta Crossing. Additionally, the Company has designated Cumberland Trace and Waters Edge as held for sale pursuant to SFAS No. 144. The divestiture of Cumberland Trace was completed on January 31, 2007 for proceeds of $10.9 million. Waters Edge is not currently under contract, but the Company is currently marketing the property to prospective buyers and it expects the property will be divested within the next six months. During 2005, the Company sold the Park Trace Apartments, The Retreat Apartments and the St. Andrews at Westwood Apartments. During 2004, The Glades was divested.

K)  Net Income (Loss) per share

Net income (loss) per share is based on the weighted average number of shares outstanding during each year presented. Diluted net income (loss) per share includes shares issuable upon exercise of outstanding stock options where the conversion of such instruments would be dilutive.

L)  Derivative Instruments and Hedging Activities

The Company accounts for its derivative and hedging activities in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. This statement requires the recognition of all derivative instruments as assets or liabilities in the Company’s Consolidated Balance Sheets and measurement of these instruments at fair value. The accounting treatment is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. The fair value of the interest rate swap and cap agreements are determined based upon current fair values as quoted by recognized dealers.

M)  Reclassifications

The Company has revised its Consolidated Statements of Operations and Comprehensive Income (Loss) to separately present costs associated with property management operations. Such costs, which were previously included in general and administrative expenses, consist of salaries and benefits of the Company’s regional property managers, training personnel, national maintenance directors and senior vice-president of operations, their respective travel costs and other costs directly attributable to these personnel.

N)  Recently Issued Accounting Pronouncements

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), utilizing the modified prospective method of adoption. Prior to January 1, 2006, the Company accounted for its stock options using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under this method, the Company recorded compensation expense based upon the estimated fair value of its granted options, over the expected vesting period. Accordingly, the adoption of SFAS No. 123R did not materially impact the Company’s consolidated financial statements.

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 was effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 did not have an impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007. The Company does not anticipate the adoption of this standard will have a material impact on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of this statement will have on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108, effective for the Company’s fiscal year ended December 31, 2006, provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. The statement also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. SFAS 159 is effective as of the beginning of a reporting entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the requirements of SFAS 159, and has not yet determined the impact on its consolidated financial statements.

3.	Acquisition of Real Estate Assets

In the first quarter of 2006, the Company completed the acquisition of two properties, The Greenhouse, a 126-unit complex located in Omaha, Nebraska, and the Arbors of Dublin, a 288-unit complex located in a suburb of Columbus, Ohio. The aggregate purchase price for these properties was $33.2 million. These purchases were primarily funded from the release of funds from the 1031 exchange account which was established with the proceeds received from the fourth quarter 2005 divestiture of St. Andrews of Westwood.

On July 27, 2006, the Company acquired the second phase of Jackson Park Place Apartments, an 80-unit complex located adjacent to the Company’s existing property in Fresno, California for $10.5 million. This acquisition was funded through the release of funds from the 1031 exchange account which was established with the proceeds from the sale of the Belvedere Apartments in June 2006.

On September 28, 2006, the Company acquired a four property portfolio comprised of 1,052 units for an aggregate purchase price of $64.3 million. The properties include Morganton Place, Cumberland Trace, and Village of Cliffdale, each located in Fayetteville, North Carolina and Woodberry Apartments in Asheville, North Carolina. The Company intends to sell Cumberland Trace as it did not meet the acquisition criteria of the Company’s strategic plan if bought on a stand alone basis, but was required to be purchased as the properties were being sold as a single portfolio.

The purchase price of the four properties was funded with approximately $17.1 million of cash, $37.6 million in the form of a mortgage loan drawn upon a new $70.5 million credit facility, a short term loan of $8.9 million, and the assumption of approximately $720,000 of liabilities, primarily related to accrued income taxes and tenant security deposits. See Note 9 for a description of the new credit facility and related borrowings. The short-term loan that was undertaken to finance the acquisition of Cumberland Trace bears interest at a variable rate and matures on March 28, 2007. The cash portion was primarily funded by the remaining proceeds from the sale of the Belvedere Apartments and the release of $8.8 million of cash, which provided additional collateral on the bonds payable at Coral Point. The Company was able to utilize the $8.8 million by substituting the recent acquisition of the second phase of Jackson Park Place for the cash collateralizing the bonds payable at Coral Point. The former owner of the four property portfolio has placed $600,000 of the purchase price in an escrow account. These funds will be distributed to the Company if the three Fayetteville properties do not meet specific monthly revenue targets during the twelve month period ending September 30, 2007. The revenue escrow is included as a component of other assets in the Company’s consolidated balance sheet and has been included as a component of the purchase price allocation.

On December 21, 2006, the Company completed the acquisition of the Cornerstone Apartments, a 420-unit complex located in Independence, Missouri for $37.7 million. The purchase was partially funded through the release of funds from the 1031 exchange account which was established with the proceeds from the sale of Delta Crossing, cash on hand, and $25.5 million in the form of a mortgage loan drawn upon the Company’s credit facility.

In 2005, the Company completed the acquisition of two properties, The Reserve at Wescott Plantation, a 192-unit complex located in Summerville, South Carolina, and Tregaron Oaks, a 300-unit complex located in Bellevue, Nebraska. The purchase of the Reserve at Wescott included 9.2 acres of adjacent land that is currently being prepared for development. The aggregate purchase price for these properties was $37.9 million. The Tregaron Oaks purchase was partially funded through a 10-year, $12.4 million mortgage note that bears interest at 5.1%. The remaining purchase price was funded with cash on hand. In connection with the acquisition of The Reserve at Wescott Plantation, the Company assumed the existing first mortgage loan of $12.2 million.

The following purchase price allocations are substantially complete, but may change as the Company receives final appraisals and the escrow period for the three Fayetteville properties expires. (in thousands):

	2006	2005

Land	$11,580	$3,415
Buildings	128,187	33,000

Total real estate assets	139,767	36,415
Other assets	5,951	1,489

Total assets acquired	145,718	37,904

Mortgage notes payable	71,988	12,218
Other liabilities	1,621	577

Total liabilities	73,609	12,795

Net assets acquired	$72,109	$25,109

Included in other assets in 2006 and 2005 is $3.5 million and $890,000, respectively, of in-place lease intangible assets which will be amortized over the weighted average lives of the respective leases.

4.	Discontinued Operations

During 2006, the Company sold three properties, the Belvedere Apartments, the Park at 58th Apartments, and Delta Crossing, for cash proceeds of $34.9 million, net of $1.0 million of transaction costs. During 2005, the Company divested of three properties, the Park Trace Apartments, The Retreat Apartments, and St. Andrews at Westwood, for cash proceeds of $54.4 million, net of closing costs of approximately $1.1 million. In 2004, The Glades Apartments were sold for a total sales price of $20.0 million, consisting of cash proceeds of $11.1 million, net of approximately $150,000 of closing costs, and the assumption of $8.8 million of debt.

In connection with these transactions, the Company has recognized gains of $19.2 million, $24.6 million and $6.0 million in 2006, 2005 and 2004, respectively.

Summary results of operations for the aforementioned properties, as well as Waters Edge and Cumberland Trace, which are held for sale, are as follows (in thousands):

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Revenues	$3,526	$9,113	$10,863
Operating expenses	(2,427)	(7,001)	(9,410)
Other expenses, net	(393)	(1,005)	(1,397)

Income from discontinued operations	$706	$1,107	$56

The Company has allocated interest to the divested properties in accordance with Emerging Issue Task Force (“EITF”) Issue No. 87-24, Allocation of Interest to Discontinued Operations. Interest expense of $402,000, $1.0 million, and $1.4 million was allocated in the years ended December 31, 2006, 2005 and 2004, respectively.

5.	Internalization Transactions

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

On November 8, 2004, America First PM Group, Inc., (“PM Group”) a wholly-owned subsidiary of the Company, acquired certain property management assets, rights to use certain proprietary systems, certain property management agreements, certain employment agreements and other intangible assets from America First Properties Management Companies, LLC (“America First Properties”) and its parent, Burlington Capital Group LLC, (formerly known as America First Companies, LLC) (“Burlington”), for total consideration of $7.0 million, including $200,000 of transaction costs. Prior to this transaction, America First Properties managed each of the multi-family apartment complexes owned by the Company. The fees for services provided were $1.3 million for the year ended December 31, 2004, and are included in real estate operating expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). As a result of this transaction, the management of the Company’s properties and certain other properties owned by unaffiliated parties were assumed by the Company.

In connection with each transaction, a Special Committee of the Board of Directors of the Company (“Special Committee”), comprised solely of independent directors of the Company, negotiated the terms and conditions of the transaction on behalf of the Company. In each transaction, the Special Committee retained an independent investment banking firm to render an opinion as to the fairness to the Company of the consideration paid for the acquired assets. In accordance with EITF Issue No. 04-01, Accounting for Preexisting Relationships between Parties to a Business Combination, the Company expensed $11.6 million and $5.9 million in 2005 and 2004, respectively, as an allocation of the acquisition price to the termination of the pre-existing contractual relationships.

6.	Merger with AFREZ

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

7.	Real Estate Assets

The Company’s real estate assets as of December 31, 2006 and 2005 are comprised of the following (in thousands):

					Carrying	Carrying
				Building	Value at	Value at
		Number		and	December 31,	December 31,
Property Name	Location	of Units	Land	Improvements	2006	2005

Arbor Hills(1)	Antioch, TN	548	$4,400	$25,898	$30,298	$29,934
Arbors of Dublin(1)	Dublin, OH	288	1,750	15,466	17,216	—
Bluff Ridge Apartments(1)	Jacksonville, NC	108	203	3,587	3,790	3,725
Brentwood Oaks Apartments(1)	Nashville, TN	262	2,000	10,139	12,139	11,883
Coral Point Apartments(1)	Mesa, AZ	337	2,240	9,551	11,791	11,627
Cornerstone Apartments(1)	Independence, MO	420	2,150	34,513	36,663	—
Covey at Fox Valley(1)	Aurora, IL	216	1,320	10,459	11,779	11,831
Elliot’s Crossing Apartments(1)	Tempe, AZ	247	1,301	9,933	11,234	11,021
Fox Hollow Apartments(1)	High Point, NC	184	1,000	5,211	6,211	6,155
Greenbriar Apartments(1)	Tulsa, OK	120	648	3,882	4,530	4,476
Highland Park Apartments(1)	Columbus, OH	252	1,562	6,496	8,058	7,911
Huntsview Apartments(1)	Greensboro, NC	240	1,845	6,756	8,601	8,483
Jackson Park Place Apartments(1)	Fresno, CA	296	1,400	11,023	12,423	12,239
Jackson Park Place Apartments — Phase II(1)	Fresno, CA	80	1,425	8,828	10,253	—
Lakes of Northdale Apartments(1)	Tampa, FL	216	1,553	8,985	10,538	10,429
Littlestone of Village Green(1)	Gallatin, TN	200	621	10,170	10,791	10,652
Misty Springs Apartments	Daytona Beach, FL	128	742	4,079	4,821	4,725
Monticello Apartments	Southfield, MI	106	565	5,338	5,903	5,856
Morganton Place(1)	Fayetteville, NC	280	1,400	17,062	18,462	—
Oakhurst Apartments(1)	Ocala, FL	214	847	8,608	9,455	9,385
Oakwell Farms Apartments(1)	Nashville, TN	414	1,946	16,413	18,359	18,172
Shelby Heights(1)	Bristol, TN	100	175	2,994	3,169	3,140
The Greenhouse(1)	Omaha, NE	126	730	14,916	15,646	—
The Hunt Apartments(1)	Oklahoma City, OK	216	550	7,150	7,700	7,660
The Park at Countryside(1)	Port Orange, FL	120	647	2,775	3,422	3,367
The Ponds at Georgetown	Ann Arbor, MI	134	653	7,008	7,661	7,531

						Carrying	Carrying
					Building	Value at	Value at
		Number			and	December 31,	December 31,
Property Name	Location	of Units		Land	Improvements	2006	2005

The Reserve at Wescott Plantation(1)	Summerville, SC	192		1,725	15,629	17,354	17,326
Tregaron Oaks Apartments(1)	Bellevue, NE	300		1,690	17,549	19,239	19,089
Village at Cliffdale(1)	Fayetteville, NC	356		1,775	19,975	21,750	—
Waterman’s Crossing(1)	Newport News, VA	260		1,620	12,966	14,586	14,445
Woodberry Apartments(1)	Asheville, NC	168		1,174	8,863	10,037	—
The Exchange at Palm Bay(1)	Palm Bay, FL	72,007	(2)	1,296	3,074	4,370	4,301

						388,249	255,363
Less accumulated depreciation						(46,517)	(36,200)

Balance at end of year						$341,732	$219,163

(1)	Property is encumbered as described in Note 8.

(2)	This is an office/warehouse facility. The figure represents square feet available for lease to tenants.

8.	Bonds and Mortgage Notes Payable

The Company has financed its multifamily apartment properties and its commercial property with mortgage debt consisting of twelve tax-exempt bond financings nine taxable mortgage notes, and one short-term note at December 31, 2006. Each debt obligation is secured by a first mortgage or deed of trust on the property. Bonds and mortgage notes payable as of December 31, 2006 and 2005 consist of the following (dollars in thousands):

	Effective					Carrying Amount
	Interest		Maturity	Payment and	Annual	December 31,
Collateral	Rate		Date	Prepayment or Redemption Terms	Payments	2006	2005

Bonds Payable:
Coral Point Apartments and Jackson Park Place Apartments — Phase II	4.97%		03/01/2028	Semiannual payment of interest due each March 1 and September 1. Prepayable at par in March 2007.	interest only	$13,090	$13,090
Covey at Fox Valley(7)	3.69	%(8)	10/15/2027	Monthly payments of interest. Prepayable at any time, subject to a prepayment penalty.	interest only	12,410	12,410
Brentwood Oaks Apartments(7)	3.44	%(1)	07/15/2031	Monthly payments of interest. Prepayable at any time, subject to a prepayment penalty.	interest only	11,320	11,320
Lakes of Northdale and Bluff Ridge Apartments	3.73	%(2)	05/15/2012	Monthly payments of interest. Prepayable subject to prepayment penalty.	interest only	9,610	9,610
Jackson Park Place Apartments	5.80%		01/01/2028	Monthly payment of principal and interest. Prepayable at par 1% in January 2007.	$599	7,262	7,434
The Hunt Apartments	3.30	%(3)	07/01/2029	Semiannual payment of interest due each January 15 and July 15. Prepayable at any time.	interest only	6,930	6,930
Oakhurst Apartments	4.09	%(4)	12/01/2007	Semiannual payment of interest due each June 1 and December 1. Prepayable at any time.	interest only	5,300	5,300
The Exchange at Palm Bay	4.09	%(4)	11/01/2010	Monthly payment of principal and interest. Prepayable at any time.	$449	4,950	5,060
Belvedere Apartments	N/A		N/A(9)	Semiannual payment of interest due each June 1 and December 1. Prepayable at par.	interest only	—	4,800
Greenbriar Apartments	3.30	%(3)	07/01/2029	Semiannual payment of interest due each January 15 and July 15. Prepayable at any time.	interest only	3,980	3,980
Shelby Heights and The Park at Countryside	6.10%		03/01/2022	Semiannual payment of principal and/or interest due each March 1 and September 1. Prepayable at par + 1% in March 2007.	range from $266 to $276	2,660	2,760
Elliot’s Crossing Apartments	2.82	%(5)	04/01/2030	Semiannual payment of interest due each April 1 and October 1. Prepayable at par +1.5% in April 2009.	$540	8,153	8,146
Arbor Hills and Littlestone of Village Green	3.76	%(6)	12/01/2025	Monthly payments of interest. Prepayable at any time, subject to a prepayment penalty.	interest only	26,150	26,150
The Park at 58th Apartments	N/A		N/A(9)	Semiannual payment of principal and/or interest due each March 1 and September 1. Prepayable at par + 1% in March 2006.	range from $220 to $225	—	2,180

						$111,815	$119,170

	Effective				Carrying Amount
	Interest	Maturity	Payment and	Annual	December 31,
Collateral	Rate	Date	Prepayment or Redemption Terms	Payments	2006	2005

Mortgage Notes Payable:
Oakwell Farms Apartments	6.94%	05/01/2009	Monthly payment of principal and interest due the 1st of each month. Prepayable subject to a yield maintenance agreement.	$1,029	$11,690	$11,900
Waterman’s Crossing	5.52%	11/01/2012	Monthly payment of principal and interest due on the 1st of each month. Prepayable subject to a yield maintenance agreement.	$790	10,623	10,746
Huntsview Apartments	5.83%	01/01/2012	Monthly payment of principal and interest due on the 1st of each month. Prepayable subject to a yield maintenance agreement.	$509	6,853	6,986
Highland Park Apartments	4.69%	09/01/2013	Monthly payment of principal and interest due on the 1st of each month. Prepayable 90 days prior to maturity.	$435	6,300	6,404
Fox Hollow Apartments	6.91%	03/01/2011	Monthly payment of principal and interest due on the 1st of each month. Prepayable subject to a yield maintenance agreement.	$493	5,871	5,960
Tregaron Oaks Apartments	5.12%	09/01/2015	Monthly payments of interest due on the 1st of each month. Prepayable subject to a yield maintenance agreement.	interest only	12,370	12,370
The Reserve at Wescott Plantation	5.75%	11/01/2044	Monthly payment of principal and interest due on the 1st of each month. Prepayable at par + 5% in July 2009.	$788	12,141	12,228
Morganton Place, Village at Cliffdale and Woodberry Apartments (7)	5.56%	10/01/2016	Monthly payments of interest until October 1, 2012. Monthly payments of principal and interest from November 1, 2012 until October 1, 2016. Prepayable subject to a yield maintenance agreement.	currently interest only	37,638	—
Cornerstone Apartments (7)	5.44%	01/01/2017	Monthly payments of interest until January 1, 2012. Monthly payments of principal and interest from February 1, 2012 until January 1, 2017. Prepayable subject to a yield maintenance agreement.	currently interest only	25,500	—

					$128,986	$66,594

Cumberland Trace — Short-term note	7.88%	03/28/2007	Monthly payments of interest. Prepayable anytime		8,850	—

					$249,651	$185,764

(1)	In January 2005, the Company entered into an interest rate swap transaction which fixed the rates on the bonds to 3.44% through January 2012.

(2)	Bond payable bears interest at a highly rated bond composite variable rate that is reset weekly and capped at 7.50%, the rate at 12/31/2006 was 3.98%, averaged 3.73% for the year.

(3)	In June 2004, the Company entered into an interest rate swap transaction which fixed the rates on the bonds to 3.30%, plus the 0.65% variable rate spread, through June 2009.

(4)	The interest rate on these bonds is variable based upon the Bond Market Association average rate plus 0.65%.

(5)	The Company entered into an interest rate swap transactions that fix the rates on the bond to 2.82%, plus the 0.65% variable rate spread, through June 2009.

(6)	Bond payable bears interest at a highly rated bond composite variable rate that is reset weekly and is capped at 4.5%, the rate at 12/31/2006 was 3.99%, the average for the period was 3.76%.

(7)	Property is included within the credit facility described in Note 9. The borrowings under the credit facility are secured by first mortgages on these properties as well as The Greenhouse and Arbors of Dublin.

(8)	In December 2006, the Company entered into an interest rate swap transaction that fixed the rate on the bonds to 3.69% through December 2016.

(9)	The property collateralizing this debt was sold during 2006 and the related bonds were repaid.

Accrued interest of $1.7 million as of both December 31, 2006 and 2005 is included in Accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets.

As of December 31, 2006, the Company’s aggregate borrowings with maturities during the next five years and thereafter are as follows (in thousands):

Principal
Maturity	Amount

2007	$15,354
2008	1,280
2009	12,331
2010	5,578
2011	6,420
Thereafter	208,688

$249,651

9.	Credit Facility

On September 28, 2006, the Company entered into a Master Credit Facility and Reimbursement Agreement (the “Facility”) with Wells Fargo Bank, N.A. and Fannie Mae. The Facility was initially established for $70.5 million and may be expanded with the consent of the lenders. The Facility provides the Company the ability to borrow at either fixed or variable interest rates and also enables the Company to utilize Fannie Mae credit enhancement on tax exempt bond financings on its existing portfolio or for future property acquisitions.

As of December 31, 2006 the Facility had been expanded, and the Company had utilized $63.1 million to partially finance the acquisitions of Morganton Place, Village at Cliffdale, Woodberry Apartments, and Cornerstone Apartments. The Company has also utilized Fannie Mae’s credit enhancement on its Brentwood Oaks and Covey at Fox Valley bonds payable. As of December 31, 2006, the Company had a total of $86.2 million outstanding under the Facility, and has the ability, until September 28, 2007, to borrow an additional $21.6 million at a fixed interest rate of 5.68%. Any borrowings under the Facility will have a term of 10 years from the date of the transaction. The specific amounts borrowed and payment terms are described in Note 8.

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

The Facility also contains financial covenants that require the Company to maintain at all times (a) a Net Worth (defined as total shareholders’ equity plus accumulated depreciation) of not less than $100 million, (b) cash and cash equivalents (as defined in the Facility) of not less than $3 million, and (c) a total balance of cash, cash equivalents and investments in publicly-traded common or preferred stock of not less than $4 million. The Company is in compliance with such covenants.

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

10.	Interest Rate Swap and Cap Agreements

The Company may enter into interest rate swap and cap agreements to manage or hedge its interest rate risk on its bonds and mortgage notes payable. In the absence of a specific and effective hedging relationship, interest rate swaps and caps are accounted for as free standing financial instruments which are marked to market each period through the statement of operations.

As of December 31, 2006, the Company had two interest rate swaps which qualified, and have been designated as cash flow hedges of changes in variable interest rates. The notional amounts and terms are as follows (dollars in thousands):

		Notional	Receive		Notional	Pay
	Maturity	Amount	Rate		Amount	Rate

Variable to Fixed	January 15, 2012	$11,320	3.44	%(1)	$11,320	3.44%
Variable to Fixed	December 15, 2016	$12,410	3.80	%(2)	$12,410	3.69%

(1)	Weighted average Bond Market Association rate for the year ended December 31, 2006.

(2)	Swap was entered into on December 15, 2006. Amount is the average Bond Market rate for the last two weeks of 2006.

The swaps’ fair market value was $92,000 and $109,000 at December 31, 2006 and 2005, respectively, and is included within Other assets on the Company’s Consolidated Balance Sheets. Changes in the fair market value of the interest rate swaps are recorded as a component of Accumulated Other Comprehensive Income in the Consolidated Statements of Shareholders’ Equity. The amount of ineffectiveness on these hedges is not material. As the term of the variable rate bonds exceed the term of the interest rate swaps, the Company will be exposed to variability in changes in interest rates upon the maturity of the swaps.

The following interest rate swap and cap contracts owned by the Company do not qualify for hedge accounting and thus are accounted for as free standing financial instruments which are marked to market each period through the statement of operations as a component of interest expense. As of December 31, 2006, notional amounts and terms are as follows (dollars in thousands):

	Interest Rate Swaps and Caps
		Counterparty			Company
		Notional		Receive/	Notional		Pay
	Maturity	Amount		Cap Rate	Amount		Rate

Fixed to Variable	September 20, 2007	$5,300	(4)	7.13%	$5,300	(4)	4.09	%(3)
Fixed to Variable	December 6, 2007	$4,950	(1)(4)	7.75%	$4,950	(1)(4)	4.09	%(3)
Fixed to Variable	January 22, 2009	$8,300	(4)	5.38%	$8,300	(4)	4.09	%(3)
Fixed to Variable	July 13, 2009	$6,930	(4)	7.25%	$6,930	(4)	4.09	%(3)

	Interest Rate Swaps and Caps
		Counterparty				Company
		Notional		Receive/		Notional		Pay
	Maturity	Amount		Cap Rate		Amount		Rate

Fixed to Variable	July 13, 2009	$3,980	(4)	7.50%		$3,980	(4)	4.09	%(3)
Variable to Fixed	February 3, 2009	$8,100		3.44	%(2)	$8,100		2.82%
Variable to Fixed	June 25, 2009	$10,910		3.44	%(2)	$10,910		3.30%
Interest Rate Cap	December 22, 2009	$13,400		4.50%		N/A		N/A
Interest Rate Cap	December 22, 2009	$12,750		4.50%		N/A		N/A
Interest Rate Cap	September 15, 2011	$11,320		6.22%		N/A		N/A

(1)	Notional amount is tied to the Exchange at Palm Bay bond payable and adjusts downward as principal payments are made on the bond payable.

(2)	Weighted average Bond Market Association rate for the year ended December 31, 2006.

(3)	Weighted average Bond Market Association rate for the year ended December 31, 2006 plus 0.65%.

(4)	These are total return swaps.

The fair market value of these interest rate swap and cap agreements is included in Other assets on the Company’s Consolidated Balance Sheets in the amount of $222,000 and $401,000 as of December 31, 2006 and 2005. Changes in the fair market value of the interest rate swaps and caps that do not qualify for hedge accounting are recognized as a component of Interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2006, 2005 and 2004, the Company recognized increases (decreases) of interest expense of $179,000, $(85,000) and $(273,000), respectively, related to these agreements.

11.	Borrowings under Repurchase Agreements

Borrowings under repurchase agreements as of December 31, 2006 and 2005 consisted of the following (dollars in thousands):

				Carrying Amount
	Interest	Maturity		December 31,	December 31,
Collateral	Rate	Date	Payment Schedule	2006	2005

Repurchase agreements collateralized by agency securities:
FNMA Pool #759197		repaid	Interest payments and principal due at maturity	$—	$15,427
FNMA Pool #670676		repaid	Interest payments and principal due at maturity	—	2,500

				—	17,927
Other repurchase agreements, collateralized by GNMA certificates of the following 100% owned properties:
Misty Springs		repaid	Interest payments and principal due at maturity	—	2,919
Waters Edge	5.32%	01/27/2007	Interest payments and principal due at maturity	1,400	3,881

				Carrying Amount
	Interest	Maturity		December 31,	December 31,
Collateral	Rate	Date	Payment Schedule	2006	2005

Monticello	5.32%	01/26/2007	Interest payments and principal due at maturity	4,500	4,500

The Ponds at Georgetown	5.33%	01/29/2007	Interest payments and principal due at maturity	6,925	6,975

				$12,825	$36,202

Accrued interest of approximately $8,000 and approximately $72,000 as of December 31, 2006 and 2005 is included in Accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets.

The Company intends to either repay or renew the repurchase agreements as they come due with new repurchase agreements having similar terms (see Note 22).

12.	Notes Payable

Notes payable were acquired as a result of the Company’s merger with AFREZ, as described in Note 6. These notes were originally issued by AFREZ in a roll-up transaction of two partnerships, Capital Source L.P. and Capital Source L.P. II (the “Cap Source Partnerships”) on December 31, 2000. The notes bear interest at the rate equal to 120% of the annual applicable federal rate for debt instruments with a term of not over three years as determined by the Internal Revenue Code and applicable regulations thereunder. The annual interest rate on the notes is calculated by averaging such interest rates for each month. The average rate for 2006 was 5.84%. The notes provide for annual installments of accrued interest payable on the 15th of each January. The unpaid principal balance and any accrued but unpaid interest is due January 15, 2008. These notes were repaid in January, 2007 (see Note 22).

13.	Investments in Securities

The following table presents the components of the carrying value of the Company’s investments in securities as of December 31, 2006 and 2005 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2006:
Corporate Equity Securities	$3,394	$141	$(9)	$3,526
2005:
Agency Securities	$18,485	$—	$(296)	$18,189
Corporate Equity Securities	4,010	87	(24)	4,073

During the first quarter of 2006 the Company decided to divest substantially all of its investment in agency securities and at that time determined that it would not recover the previously unrecognized losses recorded in accumulated other comprehensive income. As a result of this determination the Company recognized an impairment loss of $344,000. This loss was equal to the difference between the Company’s basis in the agency securities and their fair market value on March 31, 2006. On April 24, 2006, the Company completed the sale of the agency securities for $15.7 million, which resulted in the recognition of a $53,000 loss in the second quarter of 2006. Prior to the sale of the agency securities, they served as collateral for approximately $17.9 million of borrowings under repurchase agreements. The proceeds from the sale of the agency securities were utilized to repay the repurchase agreement borrowings and accrued interest thereon.

14.	Transactions with Related Parties

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

In connection with these services, the Company made the following payments to the Advisor and its Affiliates (in thousands):

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2005	2004

Administrative fees- general(1)	$1,586	$1,200
Administrative fees- agency securities(2)	60	154
Property management fees(3)	—	1,300
Property acquisition fees(4)	456	371
Reimbursement of direct and allocated costs(5)	2,132	2,894

(1)	Administrative fees — general — This fee equaled 0.55% per annum of the sum of: (i) the original principal amount of the bonds originally issued to a predecessor to the Company; (ii) the purchase price paid by the Company for new assets that are held by the Company; (iii) the outstanding principal of mezzanine financing provided by the Company to unaffiliated owners of residential real estate, plus (iv) the value of properties acquired in a merger with America First Real Estate Investment Partners, L.P. with and into the Company. Such fees are included in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (loss).

(2)	Administrative fees — agency securities- This fee equaled 0.25% per annum of the outstanding principal balance of all agency securities held by the Company plus an incentive equal to 20% of the amount by which the total net interest income realized by the Company from its portfolio of agency securities during each calendar month exceeded the average dollar amount of shareholders’ equity invested in agency securities during the month times the composite dividend yield reported by the National Association of Real Estate Investment Trusts for equity REITs which invest in residential apartment properties.

(3)	Property management fees — Until November 8, 2004, an affiliate of the Advisor, America First Properties, provided property management services for the multifamily properties owned by the Company. The fees for services provided represented the lower of: (i) costs incurred in managing the properties, or (ii) customary fees for such services determined by reference to national statistics.

(4)	Property acquisition fees — The Advisor received a fee of 1.25% of the gross purchase price of real estate assets for identifying, evaluating and acquiring real estate assets on behalf of the Company.

(5)	Reimbursement of direct and allocated costs — The Company reimbursed the Advisor and its affiliate for certain costs and expenses that it incurred in connection with the carrying out of the Company’s business activities.

Office Lease

For the year ended December 31, 2006, the Company incurred expenses of $173,000 to lease office space from The Burlington Capital Group, LLC, which is an affiliate of certain directors of the Company.

Mezzanine Loan

In September 2005, the Company loaned $7.4 million to America First Communities Offutt Developer, LLC (the “Developer”), which is an affiliate of certain directors of the Company. The funds were used by the Developer to partially finance the military housing privatization project at Offutt Air Force Base in Bellevue, Nebraska. The loan agreement required quarterly payment of principal and interest commencing December 1, 2005, with the final installment scheduled for September 1, 2009. During 2005, the Company recognized $286,000 of interest income related to this loan. On February 27, 2006, the Developer prepaid the loan. The Company received total proceeds of $7.4 million, including $7.1 million for repayment of the then outstanding principal balance, $237,000 of accrued interest and an early termination fee of $89,000.

15.	Stock Option Plan

The Company adopted a Stock Option Plan (the “Plan”) on April 1, 2002 to permit awards of equity based compensation and dividend equivalent rights (“DERs”) to individuals providing services to the Company. In May 2006, the Company’s shareholders approved amendments to the Plan (including renaming it as the 2006 Equity Incentive Plan) which added stock appreciation rights, restricted stock, restricted stock units, and performance units to the types of awards available under the Plan. The Plan is administered by the Compensation Committee of the Board of Directors and allows for the aggregate issuance of the aforementioned awards for up to 750,000 shares of common stock. As of December 31, 2006, the Company had only granted stock options and DERs under the Plan. The exercise price of the options is determined based upon the closing stock price on the date of grant.

Stock option activity for the period ended December 31, 2006 is summarized as follows:

	Number of	Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value

Balance at January 1, 2004	40,000	$8.73	$87,600
Cancelled	(5,000)	8.73	(10,950)
Exercised	(5,000)	8.73	(10,950)

Balance at December 31, 2004	30,000	8.73	65,700
Granted	31,000	12.87	99,820

Balance at December 31, 2005	61,000	10.83	165,520
Granted	101,467	16.70	479,939
Exercised	(10,000)	8.73	(21,900)

Balance at December 31, 2006	152,467	$14.88	$623,559

Options exercisable at December 31, 2006	63,367	$13.13	$221,858

On February 8, 2006, the Company granted a total of 5,000 non-qualified stock options (NQSOS) to acquire common stock at an exercise price of $14.07 per share. On August 9, 2006, 44,800 NQSOS were granted at an exercise price of $14.80 per share. On November 15, 2006 an additional 51,667 NQSOS were granted at an exercise price of $18.60 per share. The options vest 25% on the grant date and 25% on each of the next three anniversaries of the grant date. These options had an aggregate fair value of approximately $480,000 on their grant dates.

During the year ended December 31, 2005, the Company granted a total of 31,000 NQSOS at a weighted average exercise price of $12.87 per share. The fair value of these options was approximately $100,000. The options vest 25% on the grant date and 25% on each of the next three anniversaries of the grant date. There were no stock option grants made during the year ended December 31, 2004. All stock option grants made during 2006 and 2005 also included dividend equivalent rights. The Company currently expects that all options granted will vest.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted in:

	2006	2005

Risk-free interest rate	4.72%	4.30%
Expected life	6 years	6 years
Volatility	15%	12%
Estimated fair value	$4.73	$3.22

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The assumed expected life of the stock options is based upon the “simplified” method allowed by Securities and Exchange Commission

Staff Accounting Bulletin No. 107. Volatility is based upon the historical volatility of the Company’s stock price. As of December 31, 2006, the outstanding options have a remaining average contractual life of 9.1 years. The average contractual life for the exercisable options at December 31, 2006 is 8.3 years. Compensation expense, based upon the graded vesting schedule, for stock based compensation was $178,000, $62,000 and $21,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and is included within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company expects to recognize an additional $358,000 of compensation costs related to previously awarded stock option grants which will vest during the next 3.6 years.

16.	Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents, restricted cash, investments in agency securities, investments in corporate, equity securities, accounts payable, dividends payable, interest rate swaps, interest rate caps, and borrowings under repurchase agreements: Fair value approximates the carrying value of such assets and liabilities due to their accounting policy and/or short-term nature.

Bonds and mortgage notes payable and notes payable: Fair value is generally based on estimated future cash flows discounted using the quoted market rate of similar obligations. Refer to the table below for the carrying amount and estimated fair value of such instruments (in thousands):

	As of December 31, 2006		As of December 31, 2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Bonds and mortgage notes payable	$249,651	$253,273	$185,764	$193,602

Notes payable	$2,413	$2,413	$2,413	$2,413

17.	Contingencies

The Company’s interest rate swap and cap agreements create credit risk. Credit risk arises from the potential failure of counterparties to perform in accordance with the terms of their contracts. The Company’s risk management policies define parameters of acceptable market risk and limit exposure to credit risk. Credit exposure resulting from derivative financial instruments is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities and other relevant factors. The Company does not anticipate non-performance by any of its counterparties.

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

18.	Net Income (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. EPS under the basic and diluted computation are as follows (in thousands, except per share amounts):

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Loss from continuing operations	$(346)	$(14,761)	$(8,794)
Income from discontinued operations	19,903	25,713	6,029

Net income (loss) available to common shareholders — basic and diluted	$19,557	$10,952	$(2,765)

Weighted average common shares outstanding — basic and diluted	11,037	10,513	8,243

Earnings per share — basic and diluted:
Loss from continuing operations	$(0.03)	$(1.40)	$(1.07)
Income from discontinued operations	1.80	2.44	0.73

Net income (loss)	$1.77	$1.04	$(0.34)

The computation of diluted EPS for the years ended December 31, 2006, 2005 and 2004 excluded 152,467, 61,000 and 30,000, respectively, of outstanding stock options because the effect of these securities would have been anti-dilutive as the Company incurred a loss from continuing operations for the year.

19.	Employee Benefit Plans

With the acquisition of certain employment agreements from America First Properties Management Company LLC, in November 2004, the Company assumed the America First PM Group, Inc. 401(k) Plan (the “Plan”) which is a defined contribution plan that satisfies the requirements of Section 401(a) of the Internal Revenue Code. Eligible employees may contribute up to the maximum annual amount as set by the Internal Revenue Service. The Company matches contributions to the Plan of $0.25 for each $1.00 contributed by the participant. All matching contributions vest immediately. In addition, each year the Company may make additional discretionary, qualified non-elective employer contributions to the Plan. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. The Company’s matching contribution to this plan was $63,000, $53,000 and $10,000 for the years ended December 31, 2006, 2005 and 2004, respectively. To date, there have been no discretionary, qualified non-elective contributions made. The Plan is funded on a current basis.

20.	Impairment of Intangible Assets

In connection with the November 2004 acquisition of certain property management assets from America First Properties Management Companies, LLC, the Company assumed property management agreements for five apartment complexes owned by unrelated third parties. These contracts were recorded as an intangible asset in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. During the first quarter of 2006, the Company purchased The Greenhouse, which was one of the properties for which it previously provided management services. Additionally, the Company became aware that a significant percentage of the other properties for which it provides third party management services were expected to be sold during 2006. As a result, the Company determined that a portion of the intangible asset was impaired and recorded a charge of $199,000.

21.	Segment Reporting

The Company’s reportable segments consist of its multifamily apartment properties and its commercial property. Prior to their second quarter 2006 sale, the Company’s investment in agency securities comprised a third reportable segment.

The Company defines each of its multifamily apartment properties as an individual operating segment. It has determined that all multifamily apartment properties have similar economic characteristics and meet the other criteria which permit the multifamily apartment properties to be aggregated into one reportable segment, that being the acquiring, holding, operating and selling of multifamily apartment properties. Prior to the second quarter of 2006, the Company’s chief operating decision-maker assessed operating results based upon segment net income. Concurrent with the sale of the agency securities, the chief operating decision-maker began to assess operating performance of the remaining operating segments based upon net operating income. Net operating income, as defined by the Company, differs from net income in that it excludes depreciation, amortization, interest expense, and interest income from the determination of profit or loss. The Company has recast the segment results for the years ended December 31, 2005 and 2004 for the new basis of presentation.

The Company’s commercial property is defined as a separate individual operating segment. The Company’s chief operating decision-maker assesses and measures segment operating results based on net operating income at the commercial property level.

The following table details certain key financial information for the Company’s reportable segments (in thousands):

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Total revenues:
Multifamily	$48,356	$38,555	$25,477
Commercial	778	652	843

Total segment revenues	49,134	39,207	26,320
Other	223	382	39

Total revenues	$49,357	$39,589	$26,359

Segment net operating income:
Multifamily	$27,379	$19,948	$11,178
Commercial	547	451	654

Segment net operating income	27,926	20,399	11,832
Property management expense	(1,039)	(799)	(132)
General and administrative expenses	(5,335)	(5,656)	(3,865)
Depreciation expense	(10,436)	(7,748)	(4,951)
In-place lease amortization	(1,728)	(2,674)	(2,130)
Intangible asset impairment	(199)	—	—
Contract termination costs	—	(11,619)	(5,911)
Interest expense	(11,231)	(8,771)	(5,140)
Interest income, other income and expenses, net	1,696	2,107	1,503
Income from discontinued operations	706	1,107	56
Gain (loss) on sales of real estate	19,197	24,606	5,973

Net income	$19,557	$10,952	$(2,765)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Assets (as of year end)
Multifamily	$370,351	$248,162	$232,709
Commercial	2,126	2,541	2,881
Other	13,287	83,256	61,807

Total	$385,764	$333,959	$297,397

Interest expense
Multifamily	$9,903	$8,206	$4,775
Commercial	210	161	233
Other	1,118	404	132

Total	$11,231	$8,771	$5,140

Depreciation and Amortization
Multifamily	$11,775	$10,139	$6,865
Commercial	201	176	199
Other	188	107	17

Total	$12,164	$10,422	$7,081

Other revenues are comprised of fees earned from the management of properties owned by third parties. Other assets include investments in corporate equity securities, unrestricted cash, non-property specific restricted cash, and other corporate related assets. The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company’s consolidated revenues.

22.	Subsequent Events

On January 25, 2007, the Company drew down $10 million of the $21.6 million available under the Facility described in Note 9 at the pre-determined fixed rate of 5.68%. The proceeds from the loan were utilized to repay $7.9 million of the $12.8 million outstanding repurchase agreements. This transaction allowed the Company to fix the interest rates on formerly revolving borrowings at a rate which is comparable to the current variable rates being paid on this debt. The remaining proceeds were utilized to repay the $2.4 million of notes payable outstanding.

On January 31, 2007, the Company completed the divestiture of Cumberland Trace Apartments for proceeds of $10.9 million, net of closing costs of $176,000. In connection with the sale, the short term note of $8.9 million was repaid. There was no gain or loss recognized on the sale.

23.	Summary of Quarterly Results of Operations (Unaudited)
(Amounts in thousand, except per share amounts)

	First	Second	Third	Fourth
Year Ended December 31, 2006	Quarter	Quarter	Quarter	Quarter

Total revenues	$11,046	$11,845	$12,462	$14,004
Operating expenses	(8,983)	(9,719)	(10,033)	(11,210)
Other income, net	(2,075)	(2,279)	(2,362)	(3,042)

Income (loss) from continuing operations	(12)	(153)	67	(248)
Income from discontinued operations	184	17,457	74	2,188

Net income	$172	$17,304	$141	$1,940

Income (loss) from continuing operations, basic and diluted, per share	$(0.00)	$(0.01)	$0.00	$(0.02)
Income from discontinued operations, basic and diluted, per share	0.02	1.58	0.01	0.20

Net income, basic and diluted, per share	$0.02	$1.57	$0.01	$0.18

	First	Second	Third	Fourth
Year Ended December 31, 2005	Quarter	Quarter	Quarter	Quarter

Total revenues	$9,207	$9,537	$10,169	$10,676
Operating expenses	(8,702)	(8,530)	(8,646)	(21,426)
Other income, net	(1,786)	(1,859)	(1,660)	(1,741)

Loss from continuing operations	(1,281)	(852)	(137)	(12,491)
Income from discontinued operations	300	345	3,762	21,306

Net income (loss)	$(981)	$(507)	$3,625	$8,815

Loss from continuing operations, basic and diluted, per share	$(0.12)	$(0.08)	$(0.01)	$(1.19)
Income from discontinued operations, basic and diluted, per share	0.03	0.02	0.36	2.03

Net income (loss), basic and diluted, per share	$(0.09)	$(0.06)	$0.35	$0.84

Due to the 2006 discontinued operations, amounts differ from previously filed quarterly reports.

Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the total year.

Schedule III

AMERICA FIRST APARTMENT INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

								Costs Capitalized
								Subsequent
						Initial Cost to Company		to Acquisition
Description							Building	Building
		Number					and	and
Property Name	Location	of Units		Encumbered		Land	Improvements	Improvements
						(In thousands)

Arbor Hills	Antioch, TN	548		(a	)	$4,400	$25,336	$562
Arbors of Dublin	Dublin, OH	288		(b	)	1,750	15,085	381
Bluff Ridge Apartments	Jacksonville, NC	108		(a	)	203	3,502	85
Brentwood Oaks Apartments	Nashville, TN	262		(b	)	2,000	9,837	302
Coral Point Apartments	Mesa, AZ	337		(a	)	2,240	8,960	591
Cornerstone Apartments	Independence, MO	420		(b	)	2,150	34,513	—
Covey at Fox Valley	Aurora, IL	216		(b	)	1,320	10,028	431
Cumberland Trace	Fayetteville, NC	248		(a	)	1,175	9,162	21
Elliot’s Crossing Apartments	Tempe, AZ	247		(a	)	1,301	9,694	239
Fox Hollow Apartments	High Point, NC	184		(a	)	1,000	5,046	165
Greenbriar Apartments	Tulsa, OK	120		(a	)	648	3,673	209
Highland Park Apartments	Columbus, OH	252		(a	)	1,562	6,207	289
Huntsview Apartments	Greensboro, NC	240		(a	)	1,845	6,576	180
Jackson Park Place Apartments	Fresno, CA	296		(a	)	1,400	10,710	313
Jackson Park Place Apartments — Phase II	Fresno, CA	80		(a	)	1,425	8,807	21
Lakes of Northdale Apartments	Tampa, FL	216		(a	)	1,553	8,390	595
Littlestone of Village Green	Gallatin, TN	200		(a	)	621	9,942	228
Misty Springs Apartments	Daytona Beach, FL	128				742	3,827	252
Monticello Apartments	Southfield, MI	106				565	5,274	64
Morganton Place	Fayetteville, NC	280		(b	)	1,400	17,031	31
Oakhurst Apartments	Ocala, FL	214		(a	)	847	8,381	227
Oakwell Farms Apartments	Nashville, TN	414		(a	)	1,946	15,759	654
Shelby Heights	Bristol, TN	100		(a	)	175	2,953	41
The Exchange at Palm Bay	Palm Bay, FL	72,007	(c)	(a	)	1,296	2,483	591
The Greenhouse	Omaha, NE	126		(b	)	730	14,803	113
The Hunt Apartments	Oklahoma City, OK	216		(a	)	550	7,069	81
The Park at Countryside	Port Orange, FL	120		(a	)	647	2,617	158
The Ponds at Georgetown	Ann Arbor, MI	134				653	6,822	186
The Reserve at Wescott Plantation	Summerville, SC	192		(a	)	1,725	15,601	28
Tregaron Oaks	Bellevue, NE	300		(a	)	1,690	17,399	150
Village at Cliffdale	Fayetteville, NC	356		(b	)	1,775	19,951	24
Waterman’s Crossing	Newport News, VA	260		(a	)	1,620	12,717	249
Waters Edge Apartments	Lake Villa, IL	108				486	4,601	146
Woodberry Apartments	Asheville, NC	168		(b	)	1,174	8,842	21

						$44,614	$351,598	$7,628

(a)	Property is encumbered as described in Note 8 to the Consolidated Financial Statements.

(b)	Property is encumbered and included within the credit facility described in Note 9 to the Consolidated Financial Statements.

(c)	Property is an office/warehouse facility. The figure represents square feet available for lease to tenants.

		Building
		and		Accumulated	Date of	Date	Depreciable
Property Name	Land	Improvements	Total(b),(c)	Depreciation(d)	Construction	Acquired	Life

Arbor Hills	$4,400	$25,898	$30,298	$(1,904)	1988	2004	27.5 years
Arbors of Dublin	1,750	15,466	17,216	(453)	1988	2006	27.5 years
Bluff Ridge Apartments	203	3,587	3,790	(335)	1988	2004	27.5 years
Brentwood Oaks Apartments	2,000	10,139	12,139	(947)	1986	2004	27.5 years
Coral Point Apartments	2,240	9,551	11,791	(5,196)	1986	1991	27.5 years
Cornerstone Apartments	2,150	34,513	36,663	0	2004	2006	27.5 years
Covey at Fox Valley	1,320	10,459	11,779	(6,911)	1987	1989	27.5 years
Cumberland Trace	1,175	9,183	10,357	0	1973	2006	27.5 years
Elliot’s Crossing Apartments	1,301	9,933	11,234	(928)	1987	2004	31.5 years
Fox Hollow Apartments	1,000	5,211	6,211	(534)	1987	2004	27.5 years
Greenbriar Apartments	648	3,882	4,530	(1,138)	1985	1998	27.5 years
Highland Park Apartments	1,562	6,496	8,058	(660)	1987	2004	27.5 years
Huntsview Apartments	1,845	6,756	8,601	(637)	1987	2004	27.5 years
Jackson Park Place Apartments	1,400	11,023	12,423	(3,854)	1985	1997	27.5 years
Jackson Park Place
Apartments — Phase II	1,425	8,828	10,253	(134)	1990	2006	27.5 years
Lakes of Northdale Apartments	1,553	8,985	10,538	(850)	1985	2004	27.5 years
Littlestone of Village Green	621	10,170	10,791	(3,292)	1987	1998	27.5 years
Misty Springs Apartments	742	4,079	4,821	(381)	1988	2004	27.5 years
Monticello Apartments	565	5,338	5,903	(505)	1988	2004	27.5 years
Morganton Place	1,400	17,062	18,462	(157)	1994	2006	27.5 years
Oakhurst Apartments	847	8,608	9,455	(1,919)	1987	2000	27.5 years
Oakwell Farms Apartments	1,946	16,413	18,359	(4,559)	1986	1999	27.5 years
Shelby Heights	175	2,994	3,169	(1,714)	1987	1991	27.5 years
The Exchange at Palm Bay	1,296	3,074	4,370	(2,099)	1988	1990	27.5 years
The Greenhouse	730	14,916	15,646	(502)	1990	2006	27.5 years
The Hunt Apartments	550	7,150	7,700	(2,086)	1984	1998	27.5 years
The Park at Countryside	647	2,775	3,422	(979)	1983	1996	27.5 years
The Ponds at Georgetown	653	7,008	7,661	(662)	1988	2004	27.5 years
The Reserve at Wescott
Plantation	1,725	15,629	17,354	(759)	2004	2005	27.5 years
Tregaron Oaks	1,690	17,549	19,239	(909)	1996	2005	27.5 years
Village at Cliffdale	1,775	19,975	21,750	(183)	1990	2006	27.5 years
Waterman’s Crossing	1,620	12,966	14,586	(1,249)	1987	2004	27.5 years
Waters Edge Apartments	486	4,747	5,233	(401)	1988	2004	27.5 years
Woodberry Apartments	1,174	8,863	10,037	(81)	1987	2006	27.5 years

	$44,614	$359,226	$403,840	$(46,918)

(b)	Reconciliation of Real Estate:

	2006	2005	2004

Balance — beginning of year	$280,192	$283,068	$150,591
Acquisition of real estate	139,767	36,415	145,592
Sales of real estate	(19,826)	(39,192)	(14,287)
Write-off of fully depreciated assets	—	(2,185)	—
Improvements	3,706	2,086	1,172

Balance — end of year	$403,839	$280,192	$283,068

Less: Assets held for sale	(15,590)	(24,829)	(63,926)

	$388,249	$255,363	$219,142

(c)	As of December 31, 2006, the aggregate cost of the Company’s real estate assets for Federal income tax purposes is approximately $377.4 million.

(d)	Reconciliation of Accumulated Depreciation:

	2006	2005	2004

Balance — beginning of year	$40,459	$42,567	$35,693
Depreciation expense	10,248	7,640	4,934
Write-off of fully depreciated assets	—	(2,185)	—
Current year depreciation on discontinued operations	376	1,569	2,171
Accumulated depreciation of discontinued operations	(4,165)	(9,132)	(231)

	$46,918	$40,459	$42,567

Less: accumulated depreciation of assets held for sale	(401)	(4,259)	(11,814)

Accumulated depreciation of continuing operations	$46,517	$36,200	$30,753

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with the Company’s independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 2006 and 2005.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, the Company’s management believes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on that criteria. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on the following page of this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of America First Apartment Investors, Inc.

We have audited management’s assessment, included in the accompanying Management Report On Internal Control Over Financial Reporting, that America First Apartment Investors, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 7, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 7, 2007

Item 9B.	Other Information.

None

PART III

Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance.

The information about directors required to be furnished pursuant to this Item 10 is incorporated by reference to the Company’s Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2006 (the “Proxy Statement”) under the heading “ELECTION OF DIRECTORS.” The information about the executive officers of the Company who are not also directors of the Company is as follows:

Name	Position Held	Position Held Since

James J. Egan	Executive Vice President, Chief Investment Officer	2005
Paul L. Beldin	Vice President, Chief Financial Officer, Treasurer and Secretary	2005

James J. Egan, 42, was named Chief Investment Officer of the Company in November 2005. Prior to joining the Company, Mr. Egan served as Senior Vice President for Development at ING Clarion Partners in New York. From April 1999 to July 2004, he was at DRA Advisors in New York, serving in a number of positions, including Director of Acquisitions and Development.

Paul L. Beldin, 33, was named Chief Financial Officer of the Company in December 2005. Mr. Beldin joined America First Companies as the Company’s Controller in May 2005. Prior to joining the Company, he was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required to be furnished pursuant to this Item 12 is incorporated by reference to the Proxy Statement under the heading “Ownership of Our Common Stock by Our Directors and Officers and Principal Shareholders” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets of the Company and Subsidiaries as of December 31, 2006 and 2005.

Consolidated Statements of Operations and Comprehensive Income (Loss) of the Company and Subsidiaries for the three years ended December 31, 2006.

Consolidated Statements of Shareholders’ Equity of the Company and Subsidiaries for the three years ended December 31, 2006.

Consolidated Statements of Cash Flows of the Company and Subsidiaries for the three years ended December 31, 2006.

Notes to the Consolidated Financial Statements of the Company and Subsidiaries.

2.	Financial Statement Schedules. The information required to be set forth in the financial statement schedule is included in Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2006 filed in response to Item 8 of this report.

3.	Exhibits. The following exhibits were filed as required by Item 15(a) (3) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

2.1	Agreement and Plan of Merger among the Company and America First Apartment Advisory Corporation and The Burlington Capital Group dated December 30, 2005 (incorporated herein by reference to the Current report on Form 8-K filed January 5, 2006).
2.2	Agreement and Plan of Merger, dated November 25, 2003, between the Company and America First Real Estate Investment Partners, L.P. and Amendment to Agreement and Plan of Merger, dated February 10, 2004 (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-111036) filed by the Company on February 25, 2004).
2.3	Agreement and Plan of Merger, dated June 18, 2002, between the Company and America First Apartment Investors, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-90690) filed by the Company on June 18, 2002).
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-90690) filed by the Company on June 18, 2002).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-90690) filed by the Company on August 1, 2002).

4.1	Specimen of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-90690) filed by the Company on June 18, 2002).
10.1	Agreement of Sale and Purchase by and between the Company and TCG Acquisitions, Inc. (incorporated herein by reference to the Current report on Form 8-K filed September 9, 2005).
10.2	Loan and Security Agreement the Company and America First Communities Offutt Developer, LLC (incorporated herein by reference to the Current report on Form 8-K filed September 21, 2005).
10.3	Agreement of Purchase and Sale by and between the Company and Tregaron Oaks, LLC (incorporated herein by reference to the Current report on Form 8-K filed June 1, 2005).
10.4	Agreement of Purchase and Sale by and between the Company and Wescott Reserve, LLC (incorporated herein by reference to the Current report on Form 8-K filed June 8, 2005).
10.5	Agreement of Purchase and Sale by and between the Company and NALS Austin, LLC (incorporated herein by reference to the Current report on Form 8-K filed June 23, 2005).
10.6	Agreement of Purchase and Sale dated January 18, 2006, by and between America First Apartment Investors, Inc. and Retirement Centers Corporation (incorporated herein by reference to the Current report on Form 8-K filed January 24, 2006).
10.7	Agreement of Purchase and Sale dated April 27, 2006 by and between the Company and Brady Sullivan Properties, LLC, a New Hampshire limited liability company (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed May 2, 2006).
10.8	Master Credit Facility and Reimbursement Agreement, dated September 28, 2006, by and between the Company and Wells Fargo Bank, N.A. and Fannie Mae (incorporated by reference to exhibit 10 to the Current Report on Form 8-K filed October, 4, 2006).
10.9	Agreement of Purchase and Sale dated September 12, 2006, by and between the Company and UDR of NC, Limited Partnership, a North Carolina limited partnership (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed September 18, 2006).
10.10	Agreement of Purchase and Sale effective October 21, 2006, by and between the Company and The R&S Apartment Land, LLC, a Missouri limited liability company (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed October 30, 2006).
10.11	The Company’s 2006 Equity Incentive Plan (incorporated by reference to Exhibit B to the Company’s definitive proxy statement of the Company (Commission file No. 000-49986) filed by the Company on April 4, 2006).
10.12	Employment Agreement between the Company and John H. Cassidy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 23, 2007).
10.13	Employment Agreement between the Company and James J. Egan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 23, 2007).
10.21	Employment Agreement between the Company and Paul L. Beldin (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 23, 2007).
21 .	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm
24 .	Powers of Attorney
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA FIRST APARTMENT INVESTORS, INC.
Date: March 7, 2007	/s/ John H. Cassidy John H. Cassidy President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By /s/ Michael B. Yanney* Michael B. Yanney	Chairman of the Board and Director	Date: March 7, 2007

By /s/ John H. Cassidy John H. Cassidy	President, Chief Executive Officer and Director (Principal Executive Officer)	Date: March 7, 2007

By /s/ Paul L. Beldin Paul L. Beldin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: March 7, 2007

By /s/ George J. Behringer* George J. Behringer	Director	Date: March 7, 2007

By /s/ George V. Janzen* George V. Janzen	Director	Date: March 7, 2007

By /s/ George H. Krauss* George H. Krauss	Director	Date: March 7, 2007

By Gregor Medinger	Director	Date: March 7, 2007

By /s/ Lisa Y. Roskens* Lisa Y. Roskens	Director	Date: March 7, 2007

By /s/ John Schlegel* John Schlegel	Director	Date: March 7, 2007

By /s/ Steven W. Seline* Steven W. Seline	Director	Date: March 7, 2007

*By John H. Cassidy, Attorney in Fact

/s/ John H. Cassidy John H. Cassidy