Form 10-Q
period 2007-03-31
AMERICA FIRST APARTMENT INVESTORS INC
filed 2007-05-08
CIK 1175167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
YES ☐          NO ☑
As of May 4, 2007, there were 11,046,111 outstanding shares of the registrant’s common stock.

AMERICA FIRST APARTMENT INVESTORS, INC.
Forward-Looking Statements
This report (including, but not limited to, the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements that reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, the Company’s performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Company and the real estate investments it has made constitute forward-looking statements. Shareholders and others should understand that these forward-looking statements are subject to numerous risks and uncertainties, and a number of factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include local and national economic conditions, the amount of new construction, affordability of home ownership, interest rates on single-family home mortgages and on the Company’s variable-rate borrowings, government regulation, price inflation, the level of real estate and other taxes imposed on the properties, labor problems and natural disasters and other items discussed under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in Item 1A of Part II of this report.

ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares and per share amounts)

	March 31,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$6,049	$5,724
Restricted cash	8,824	9,391
Real estate assets:
Land	41,657	41,657
Buildings and improvements	343,401	342,222

Total	385,058	383,879
Less: accumulated depreciation	(47,746)	(44,418)

Real estate assets, net	337,312	339,461
Assets of discontinued operations	7,080	17,811
Investments in corporate equity securities, at fair value	3,521	3,526
In-place lease intangibles, net of accumulated amortization of $7,792 and $7,105, respectively	1,244	1,931
Other assets	6,869	7,920

Total assets	$370,899	$385,764

Liabilities
Accounts payable and accrued expenses	$10,149	$11,332
Dividends payable	2,982	2,872
Notes payable	—	2,413
Bonds and mortgage notes payable	250,483	249,651
Borrowings under repurchase agreements	4,800	12,825

Total liabilities	268,414	279,093

Contingencies

Stockholders’ Equity
Common stock, $0.01 par value; 500,000,000 shares authorized, 11,046,111 and 11,045,558 issued and outstanding	110	110
Additional paid-in capital	110,461	110,421
Accumulated deficit	(8,171)	(4,084)
Accumulated other comprehensive income	85	224

Total stockholders’ equity	102,485	106,671

Total liabilities and stockholders’ equity	$370,899	$385,764

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share amounts)

	For the three	For the three
	months ended	months ended
	March 31, 2007	March 31, 2006
Revenues:
Rental revenues	$14,401	$10,792
Other revenues	16	60

Total revenues	14,417	10,852

Operating Expenses:
Real estate operating	6,282	4,640
Depreciation	3,382	2,242
General and administrative	1,524	1,222
Property management	376	296
In-place lease amortization	687	269
Intangible asset impairment	—	199

Total operating expenses	12,251	8,868

Operating income	2,166	1,984

Interest and dividend income	141	937
Impairment of securities	—	(344)
Interest expense	(3,501)	(2,618)

Loss from continuing operations	(1,194)	(41)

Income from discontinued operations	104	213

Net income (loss)	(1,090)	172

Other comprehensive income (loss):
Unrealized holding losses on securities arising during the period	(5)	(42)
Reclassification adjustments for losses realized in net income (loss)	—	344
Unrealized gains (losses) on derivatives	(134)	101

	(139)	403

Comprehensive income (loss)	$(1,229)	$575

Earnings per share — basic and diluted:
Loss from continuing operations	$(0.11)	$(0.00)
Income from discontinued operations	0.01	0.02

Net income (loss)	$(0.10)	$0.02

Dividends declared per share	$0.27	$0.25

Weighted average number of shares outstanding — basic	11,046	11,036

Weighted average number of shares outstanding — diluted	11,046	11,036

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the three	For the three
	months ended	months ended
	March 31, 2007	March 31, 2006
Operating activities:
Net income (loss)	$(1,090)	$172
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,435	2,503
Impairment of securities	—	344
Intangible asset impairment	—	199
Change in fair value on interest rate swap agreements	92	(75)
Amortization	727	321
Non-cash stock based compensation	40	12
Change in other assets	745	417
Change in accounts payable and accrued expenses	(1,183)	(175)

Net cash provided by operating activities	2,766	3,718

Investing activities:
Capital improvements and real estate acquisitions	(1,216)	(32,876)
Proceeds from sales of discontinued operations	10,705	—
Principal received on agency securities	—	1,463
Change in restricted cash	567	29,508
Proceeds from principal repayment of mezzanine loan	—	7,094

Net cash provided by investing activities	10,056	5,189

Financing activities:
Proceeds from mortgage notes payable	10,000	—
Repayment of note payable borrowings	(2,413)	—
Repayments of borrowings under repurchase agreements	(8,025)	(6,000)
Dividends and dividend equivalents paid	(2,887)	(2,759)
Debt financing costs paid	(4)	—
Principal payments on bonds and mortgage notes payable	(9,168)	(334)

Net cash used in financing activities	(12,497)	(9,093)

Change in cash and cash equivalents	325	(186)
Cash and cash equivalents at beginning of year	5,724	4,743

Cash and cash equivalents at end of period	$6,049	$4,557

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$2,982	$2,759

Cash paid for interest	$3,804	$2,669

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
1. Organization and Basis of Presentation
America First Apartment Investors, Inc. (the “Company”) is a Maryland corporation which owns and operates multifamily apartment projects and an office warehouse facility. The Company is also authorized to invest in mortgage-backed securities and other residential-based real estate assets.
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
The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of March 31, 2007, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
2. Acquisition of Real Estate Assets
In the first quarter of 2006, the Company completed the acquisition of two properties, The Greenhouse, a 126-unit complex located in Omaha, Nebraska, and the Arbors of Dublin, a 288-unit complex located in a suburb of Columbus, Ohio. The aggregate purchase price for these properties was $33.2 million, including $792,000 of in-place lease intangible assets which will be amortized over the weighted average lives of the respective leases. These purchases were primarily funded from the proceeds received from the fourth quarter 2005 divestiture of St. Andrews of Westwood. There were no properties purchased during the first quarter of 2007.
3. Discontinued Operations
As of March 31, 2007, the Company has designated two properties, The Exchange at Palm Bay (“Exchange”) and Waters Edge as held for sale pursuant to Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company is currently marketing both properties to prospective buyers and it expects the properties will be sold in the next three to twelve months for amounts exceeding their respective net book values. Additionally, on January 31, 2007, the Company completed the sale of Cumberland Trace Apartments for proceeds of $10.7 million, net of $176,000 of closing costs. There was no gain or loss recognized on the sale. In connection with the sale, the $8.9 million short-term note which was undertaken to finance the acquisition of Cumberland Trace was repaid.
During the last three quarters of 2006, the Company completed the divestitures of the Park at 58 Apartments, the Belvedere Apartments, and Delta Crossing for proceeds of $34.9 million, net of closing costs of $1.0 million.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
The results of operations for the properties sold during 2007 and 2006, as well as the properties which are held for sale, are as follows (in thousands):

	For the three months	For the three months
	ended March 31, 2007	ended March 31, 2006
Revenues	$595	$1,372
Operating expenses	(372)	(998)
Other expenses, net	(119)	(161)

Income from discontinued operations	$104	$213

4. Credit Facility Borrowings
During 2006, the Company entered into a Master Credit Facility and Reimbursement Agreement (the “Facility”) with Wells Fargo Bank, N.A. and Fannie Mae. The Facility provides the Company the ability to borrow at either fixed or variable interest rates and also enables the Company to utilize Fannie Mae credit enhancement on tax exempt bond financings on its existing portfolio or for future property acquisitions.
When established, the Facility provided the Company the ability, until September 28, 2007, to borrow an additional $21.6 million at a fixed interest rate of 5.68%. On January 25, 2007, the Company drew down $10.0 million of the available $21.6 million. The proceeds were utilized to repay $7.6 million of the Company’s repurchase agreement borrowings, and to repay the $2.4 million of notes payable which were assumed in the 2004 merger with America First Real Estate Investment Partners, L.P. The additional borrowing under the Facility has a term of 10 years from the date of the transaction.
5. Impairment and Sale of Agency Securities
During the first quarter of 2006, the Company determined that it would not recover the previously unrecognized losses recorded in accumulated other comprehensive income associated with its agency securities and, accordingly, recognized an impairment loss of $344,000. This loss was equal to the difference between the Company’s basis in the agency securities and their fair value on March 31, 2006. On April 24, 2006, the Company sold substantially all of its agency securities for $15.7 million, which resulted in the recognition of an additional loss of $53,000 in the second quarter of 2006. The entire proceeds were utilized to repay repurchase agreement borrowings and accrued interest thereon.
6. Impairment of Intangible Assets
In connection with the November 2004 acquisition of certain property management assets from America First Properties Management Company, LLC, the Company assumed property management agreements for five apartment complexes owned by unrelated third parties. The estimated fair value of these contracts was recorded as an intangible asset in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. During the first quarter of 2006, the Company purchased The Greenhouse, which was one of the properties for which it previously provided management services under these contracts. Additionally, the Company became aware that a significant percentage of the other properties for which it provides third party management services were expected to be sold during 2006. As a result, the Company determined that a portion of the intangible asset was impaired and has recorded an expense of $199,000 in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2006.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
7. Borrowings under Repurchase Agreements
Borrowings under repurchase agreements as of March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	Interest	Maturity		Carrying Amount
Collateral	Rate	Date	Payment Schedule	March 31, 2007	December 31, 2006
Repurchase agreements, collateralized by GNMA Certificates on the following 100% owned properties:

Waters Edge		repaid	Interest payments and principal due at maturity	$—	$1,400

Monticello		repaid	Interest payments and principal due at maturity	—	4,500

The Ponds at Georgetown	5.34%	05/30/2007	Interest payments and principal due at maturity	4,800	6,925

				$4,800	$12,825

8. Transactions with Related Parties
Office Lease
During the three months ended March 31, 2007 and 2006, the Company incurred expenses of $19,000 and $42,000, respectively, to lease office space from The Burlington Capital Group, LLC, which is an affiliate of certain directors of the Company.
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
9. Equity Incentive Plan
The Company’s Equity Incentive Plan permits the award of equity based compensation, dividend equivalent rights (“DERs”), stock appreciation rights, restricted stock, restricted stock units and performance units. The Plan is administered by the Compensation Committee of the Board of Directors and allows for the aggregate issuance of the aforementioned awards for up to 750,000 shares of common stock. As of March 31, 2007, the Company had only granted stock options and DERs under the Plan. The exercise price of the options is determined based upon the closing stock price on the date of grant.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
Stock option activity for the three months ended March 31, 2007 is summarized as follows:

	Number of	Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Balance at December 31, 2006	152,467	$14.88	$623,559
Granted	12,750	19.75	15,683

Balance at March 31, 2007	165,217	$15.26	$639,242

Options exercisable at March 31, 2007	67,805	$13.13	$231,686

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted in:

	2007	2006
Risk-free interest rate	4.51%	4.55%
Expected life	6 years	6 years
Volatility	15.8%	12.7%
Dividend yield	7.0%	0.0%
Estimated fair value	$1.23	$3.72
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The assumed expected life of the stock options is based upon the “simplified” method allowed by Securities and Exchange Commission Staff Accounting Bulletin No. 107. Volatility is based upon the historical volatility of the Company’s stock price. The dividend yield assumption is based upon management’s estimated yield during the expected life of the option, based upon historical experience. This assumption is 0% in 2006, as the 2006 options were also granted with DERs. The lack of DERs associated with the 2007 option grant accounts for the reduction in estimated fair value.
As of March 31, 2007, the outstanding options have a remaining average contractual life of 8.9 years. The average contractual life for the exercisable options at March 31, 2007 is 8.2 years.
Compensation expense, recognized on a straight-line basis, based upon the graded vesting schedule, for stock based compensation was $40,000 and $12,000 for the three months ended March 31, 2007 and 2006, respectively, and is primarily included within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company expects to recognize an additional $335,000 of compensation costs related to previously awarded stock option grants which will vest during the next 3.4 years.
10. Net Income Per Share
For the three months ended March 31, 2007 and 2006, the Company excluded all outstanding stock options in the computation of diluted loss from continuing operations and net income (loss) per share due to the antidilutive impact on loss from continuing operations.
11. Segment Reporting
The Company’s reportable segments consist of its multifamily apartment properties and its commercial property. Prior to their second quarter 2006 sale, the Company’s investment in agency securities comprised a third reportable segment.
The Company defines each of its multifamily apartment properties as an individual operating segment. It has determined that all multifamily apartment properties have similar economic characteristics and meet the other criteria which permit the multifamily apartment properties to be aggregated into one reportable segment, that being the acquiring, holding, operating and selling of multifamily apartment properties. Prior to the second quarter of 2006, the Company’s chief operating decision-maker assessed operating results based upon segment net income. Concurrent with the sale of the agency securities, the chief operating decision-maker began to assess operating performance of the remaining operating segments based upon net operating income. Net operating income, as defined by the Company, differs from net income in that it excludes depreciation, amortization, interest expense, and interest income from the determination of profit or loss. The Company has recast the segment results for the three months ended March 31, 2006 for the new basis of presentation.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
The Company’s commercial property is defined as a separate individual operating segment. The Company’s chief operating decision-maker assesses and measures segment operating results based on net operating income at the commercial property level. Revenues for the three months ended March 31, 2007 and March 31, 2006 were $197,000 and $194,000, respectively. Net operating income was $140,000 and $139,000 for the respective periods. This property is currently held for sale and accordingly its revenues and net operating income are included within the income from discontinued operations line on the Company’s Condensed Consolidated Statement of Operations. Upon the divestiture of the property, the Company will have one reportable segment.
The Company does not derive any of its consolidated revenues from foreign countries and does not have any major tenants that individually account for 10% or more of the Company’s consolidated revenues.
The following table details certain key financial information for the Company’s multifamily reportable segment (in thousands):

	For the three	For the three
	months ended	months ended
	March 31, 2007	March 31, 2006
Total revenue:
Multifamily revenue	$14,401	$10,792
Other revenue	16	60

	$14,417	$10,852

Multifamily net operating income	$8,119	$6,152
General and administrative expenses	(1,524)	(1,222)
Property management expense	(376)	(296)
Interest expense	(3,501)	(2,618)
Depreciation expense	(3,382)	(2,242)
In-place lease amortization	(687)	(269)
Interest income, other income and expenses, net	157	454
Income (loss) from discontinued operations	104	213

Net income (loss)	$(1,090)	$172

12. Contingencies
The Company’s interest rate swap and cap agreements create credit risk. Credit risk arises from the potential failure of counterparties to perform in accordance with the terms of their contracts. The Company’s risk management policies define parameters of acceptable market risk and limit exposure to credit risk. Credit exposure resulting from derivative financial instruments is represented by their fair value amounts, increased by an estimate of potential adverse position exposure arising from changes over time in interest rates, maturities and other relevant factors. The Company mitigates this risk by entering into derivative transactions only with counterparties with high credit ratings and does not anticipate nonperformance by any of its counterparties.
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
13. Recently Issued Accounting Pronouncements
The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN No. 48) effective January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in tax positions and requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of FIN No. 48 had no impact on the consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of this statement will have on the consolidated financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. The statement also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the requirements of SFAS No. 159, and has not yet determined the impact on its consolidated financial statements.
14. Subsequent Event
On April 25, 2007, the Company signed a purchase and sale agreement to acquire the Johnson Housing Apartment Community, a 200-unit property located in Jacksonville, Florida for $14.7 million. The agreement is subject to customary closing conditions, including completion of due diligence by the Company.

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
The following table sets forth certain information regarding the Company’s real estate properties as of and for the three months ended March 31, 2007:

			Average	Number	Percentage
		Number	Square Feet	of Units	of Units
Property Name	Location	of Units	Per Unit	Occupied	Occupied
Arbor Hills	Antioch, TN	548	827	481	88%
Arbors of Dublin	Dublin, OH	288	990	261	91%
Bluff Ridge Apartments	Jacksonville, NC	108	873	107	99%
Brentwood Oaks Apartments	Nashville, TN	262	852	239	91%
Coral Point Apartments	Mesa, AZ	337	780	305	91%
Cornerstone Apartments	Independence, MO	420	887	372	89%
Covey at Fox Valley	Aurora, IL	216	948	208	96%
Elliot’s Crossing Apartments	Tempe, AZ	247	717	202	82%
Fox Hollow Apartments	High Point, NC	184	877	165	90%
Greenbriar Apartments	Tulsa, OK	120	666	113	94%
Highland Park Apartments	Columbus, OH	252	891	237	94%
Huntsview Apartments	Greensboro, NC	240	875	229	95%
Jackson Park Place Apartments	Fresno, CA	296	822	286	97%
Jackson Park Place Apartments — Phase II	Fresno, CA	80	1,096	75	94%
Lakes of Northdale Apartments	Tampa, FL	216	873	211	98%
Littlestone of Village Green	Gallatin, TN	200	987	197	99%
Misty Springs Apartments	Daytona Beach, FL	128	786	126	98%
Monticello Apartments	Southfield, MI	106	1,027	99	93%
Morganton Place	Fayetteville, NC	280	962	226	81%
Oakhurst Apartments	Ocala, FL	214	790	210	98%
Oakwell Farms Apartments	Nashville, TN	414	800	401	97%
Shelby Heights	Bristol, TN	100	980	93	93%
The Greenhouse	Omaha, NE	126	881	124	98%
The Hunt Apartments	Oklahoma City, OK	216	693	198	92%
The Park at Countryside	Port Orange, FL	120	720	113	94%
The Ponds at Georgetown	Ann Arbor, MI	134	1,002	126	94%
The Reserve at Wescott Plantation	Summerville, SC	192	1,083	177	92%
Tregaron Oaks Apartments	Bellevue, NE	300	875	267	89%
Village at Cliffdale	Fayetteville, NC	356	798	291	82%
Waterman’s Crossing	Newport News, VA	260	944	247	95%
Waters Edge Apartments (1)	Lake Villa, IL	108	814	101	94%
Woodberry Apartments	Asheville, NC	168	837	163	97%

		7,236	874	6,650	92%

The Exchange at Palm Bay (1)	Palm Bay, FL	72,007 (2)	n/a	61,973	86%

(1)	Property is held for sale as of March 31, 2007.

(2)	This is an office/warehouse facility. The figure represents square feet available for lease to tenants and percentage of square feet occupied.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Executive Summary
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
Additional information regarding physical occupancy, same store rental revenues and same store net operating income can be found on pages 16-18 of this report.
The following table presents these measures for the three months ended:

	March 31,	March 31,
	2007	2006
Physical occupancy	92%	94%
Average quarterly same store rent per unit	$2,015	$1,934
Net operating income margin	56.4%	57.0%
In the first quarter of 2007, the Company experienced a reduction in demand in certain markets, which decreased same store physical occupancy by 1% and the entire portfolio’s physical occupancy by 2%. The reduction in same store physical occupancy is primarily due to lower occupancy at Tregaron Oaks, located in a suburb of Omaha, Nebraska, and Elliot’s Crossing, located in Tempe, Arizona. The reduced occupancy at Tregaron Oaks is attributable to a downturn in market conditions and property management issues, which have been subsequently addressed by the Company. Demand at Elliot’s Crossing has decreased due to increased supply resulting from failed condominium conversions that have reverted to rental properties in close proximity to the property. The Company has also experienced lower than anticipated occupancy at Morganton Place and Village at Cliffdale, two properties acquired in September of 2006 that are in close proximity to Ft. Bragg, one of the largest army bases in the United States. The Company expects that occupancy will continue to be below expectations at these properties due to the January 2007 deployment of additional personnel to Iraq and the recently announced extension of active soldiers’ tours of duty overseas. When these properties were purchased, the Company negotiated a “revenue assurance” clause in the purchase and sale agreement. This provision allows the Company to recoup up to $600,000 of the purchase price of these properties if certain monthly revenue targets are not met during the first year of ownership. Although the receipt of these amounts is not recognized as rental revenues under generally accepted accounting principles, it does provide certainty as to cash collections at these properties. During the first quarter of 2007, the Company received $170,000 pursuant to this clause.
The Company is also continuing the execution of its strategic plan. In January 2007, it completed the sale of Cumberland Trace for $10.9 million and expects to sign a purchase and sale agreement to sell Waters Edge during the second quarter of fiscal 2007. The Company also determined that The Exchange at Palm Bay, the Company’s lone commercial property, does not fit with the rest of the Company’s portfolio, and accordingly is marketing the property for sale. The Company did not complete any acquisitions during the first quarter of 2007, however it is actively seeking to acquire properties in markets with positive growth potential, especially where it can achieve operational benefits through owning and managing several properties concentrated in the same market.
On April 2, 2007, the Company announced that it had retained an investment banker to assist it in exploring strategic alternatives to enhance shareholder value. There can be no assurance that the exploration of strategic alternatives will result in any new course of action and it does not intend to disclose developments with respect to the exploration of strategic alternatives unless and until the Board of Directors has approved a course of action.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Critical Accounting Policies
The Company’s critical accounting policies have not changed from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Results of Operations
The following discussion of the Company’s results of operations for the three months ended March 31, 2007 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Additionally, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company has classified the results of operations of Cumberland Trace, The Exchange at Palm Bay, Waters Edge and the properties sold during 2006 and 2005 as discontinued operations for all periods presented. The property-specific components of net income that are classified as discontinued operations include rental revenue, real estate operating expenses, depreciation expense and interest expense on debt collateralized by these properties and any other property specific components of net income are not reflected in our results of continuing operations in any periods presented.
Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31 2006 (in thousands):

	For the three	For the three
	months ended	months ended	Dollar	Percentage
	March 31, 2007	March 31, 2006	Change	Change
Revenues
Rental revenues	$14,401	$10,792	$3,609	33%
Other revenues	16	60	(44)	(73%)

Total revenues	14,417	10,852	3,565	33%

Expenses
Real estate operating	6,282	4,640	1,642	35%
Depreciation	3,382	2,242	1,140	51%
General and administrative	1,524	1,222	302	25%
Property management	376	296	80	27%
In-place lease amortization	687	269	418	155%
Intangible asset impairment	—	199	(199)	—

Total expenses	12,251	8,868	3,383	38%

Operating income	$2,166	$1,984	$182	9%

          Rental revenues. Rental revenues increased by $3.6 million from the first quarter of 2006. The Greenhouse, Arbors of Dublin, Jackson Park Place- Phase II, Morganton Place, Village at Cliffdale, Woodberry Apartments, and the Cornerstone Apartments (collectively, the “2006 acquisitions”) increased rental revenues by $3.2 million. Same store rental revenues increased approximately $440,000, or 4%, in spite of decreased physical occupancy. The reduction in same store physical occupancy was a result of significant decreases in occupancy at Elliot’s Crossing and Tregaron Oaks. Excluding Elliot’s Crossing and Tregaron Oaks Apartments, same store rental revenues increased approximately $550,000. Approximately $340,000 of the $440,000 overall increase in same store revenues is due to increased rental rates. The remaining increase is due to increased other rental revenues such as early termination fees and non-refundable deposits.
          Other revenues. Other revenues include fees earned from the management of properties owned by unrelated third parties. These revenues decreased during the three months ended March 31, 2007, as the Company is currently managing fewer properties than in 2006.
          Real estate operating expenses. Real estate operating expenses increased by approximately $1.6 million from the prior year first quarter. The 2006 acquisitions increased real estate operating expenses by approximately $1.3 million. Same store operating expenses increased by 7%, or approximately $340,000. This increase is primarily attributable to increased taxes partially attributable to a change in the tax law in Tennessee and increased bad debt expense. Also contributing to increased operating expenses are a greater number of landscaping projects initiated in the first quarter of 2007 and increased snow removal costs, due to a late season snowfall in the Midwest.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
          Depreciation expense. The six acquisitions completed during 2006, including four completed subsequent to March 31, 2006, increased depreciation expense by $1.0 million during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Same store depreciation expense increased by $105,000 due to capital expenditures during the past twelve months.
          General and administrative expenses. General and administrative expenses increased by $302,000 from the three months ended March 31, 2006. The increase is primarily attributable to a $195,000 increase in professional fees. During the first quarter of 2007, the Company incurred $353,000 of costs associated with its evaluation of strategic alternatives. While the Company did not incur costs associated with the evaluation of strategic alternatives in 2006, it did incur professional service and consulting fees of approximately $158,000 during the first quarter of 2006. These fees were paid to a consulting firm to assist the Board of Directors in the evaluation of the Company’s compensation programs and to a firm to provide financial advisory services. These 2006 costs did not recur during 2007. The remaining increase in general and administrative expenses relates to increased salary and personnel costs primarily the timing of hiring of additional personnel to replace the services formerly provided by the Company’s external advisor. These employees were hired in the first and second quarters of 2006, thereby creating increased salary and personnel costs of $70,000 in the three months ended March 31, 2007.
          Property management expenses. Property management expenses consist of salaries and benefits of the Company’s regional property managers, training personnel, national maintenance directors and senior vice-president of operations, their respective travel costs and other costs directly attributable to these personnel. Such costs increased by $80,000 from the prior year primarily due to the expansion of the Company’s training program and the hiring of an additional maintenance director.
          In-place lease amortization. In-place lease intangibles arise as a result of the allocation of a portion of the total acquisition cost of an acquired property to leases in existence as of the date of acquisition. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow realized at each property during the estimated lease-up period it would take to lease these properties. This allocated cost is amortized over the average remaining term of the leases. Amortization expense from in-place lease intangibles increased as the majority of the 2006 acquisitions occurred subsequent to the first quarter of 2006.
Other Income and Expenses
Other income and expenses during the first quarter of 2007 and 2006 consisted of the following (in thousands):

	For the three	For the three
	months ended	months ended	Dollar	Percentage
	March 31, 2007	March 31, 2006	Change	Change
Interest and dividend income	$141	$937	$(796)	(85%)
Impairment of securities	—	(344)	344	—
Interest expense	(3,501)	(2,618)	(883)	34%

Other expense, net	$(3,360)	$(2,025)	$(1,335)	66%

Interest and dividend income decreased significantly from the three months ended March 31, 2006 due to the repayment of the Offutt mezzanine loan in the first quarter of 2006 and reduced restricted cash balances. During the first quarter of 2006, the Company earned $326,000 of interest income related to the Offutt mezzanine loan, which was repaid in February 2006. Additionally during the first quarter of 2006, the Company had significantly larger average balances of restricted cash. The restricted cash was generated from the 2005 sale of St. Andrews at Westwood ($29.4 million) and the placement of $16.9 million to serve as additional collateral for tax-exempt bonds issued to finance Coral Point Apartments and Covey at Fox Valley. Throughout 2006, this cash was utilized by the Company to partially finance the 2006 acquisitions. Interest income in 2006 was partially offset by the impairment and subsequent loss upon sale of the agency securities. In March 2006, the Company determined that it no longer intended to hold its agency securities for a period of time that would be sufficient to allow it to recover the unrealized losses which were recorded as a component of other comprehensive income, and on April 24, 2006, the portfolio of agency securities was sold.
Interest expense represents interest paid and other expenses associated with the taxable and tax-exempt mortgage debt incurred to finance the Company’s investments in multifamily apartment properties. Borrowings used to finance acquisitions, and the $10.0 million borrowed in January 2007 increased interest expense by $997,000 compared to the quarter ended March 31, 2006. The adjustment of the Company’s interest rate swaps to current market value increased interest expense by an additional $167,000. During the first quarter of 2006, the market value of the Company’s interest rate swaps increased, which in turn reduced interest expense by $75,000, whereas in the current year, the market valued decreased, which increased interest expense by $92,000. These increases were offset by reduced interest expense associated with the Company’s repurchase agreement borrowings. During the past twelve months, the Company has repaid $25.4 million of repurchase agreements, which has resulted in reduced interest expense of approximately $300,000.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Discontinued Operations.
During the first quarter of 2007, the Company completed the sale of Cumberland Trace. The Company is also pursuing the sales of Waters Edge and The Exchange at Palm Bay, and has designated these two properties as held for sale. Accordingly, the results of operations for the periods presented have been reclassified to discontinued operations and disclosed as a single line item on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
In addition to the aforementioned properties, the 2006 period also includes the Park at 58, Delta Crossing and the Belvedere Apartments as discontinued operations, as these properties were sold in later quarters during 2006.
Rental revenues, operating expenses, and other expenses all decreased from 2006 to 2007 due to the number of properties which comprised discontinued operations for each period. During 2007, there were three properties included within discontinued operations, while in 2006 there were six.
Funds from Operations (“FFO”)
The following sets forth a reconciliation of the Company’s net income (loss) as determined in accordance with GAAP and its FFO for the periods set forth (in thousands):

	For the three	For the three
	months ended	months ended
	March 31, 2007	March 31, 2006
Net income (loss)	$(1,090)	$172
Depreciation	3,328	2,241
In-place lease amortization	687	269
Depreciation and amortization of discontinued operations	53	216
Impairment of securities	—	344

FFO	$2,978	$3,242

Shares outstanding	11,046	11,036

FFO per share	$0.27	$0.29

Funds from Operations decreased $264,000, or 8% for the three months ended March 31, 2007. The $1.96 million increase in the multifamily segment’s net operating income, resulting primarily from the 2006 acquisitions, was offset by a $796,000 reduction in interest income, a $883,000 increase in interest expense, a $109,000 reduction in income from discontinued operations, a $44,000 reduction in management fee income and a combined $382,000 increase in general and administrative and property management expenses. FFO does not include the $170,000 received pursuant to the revenue assurance clause, as these funds are not included in the computation of net income. The Company expects the performance of the properties acquired during 2006 will improve during the remainder of 2007, as the on-site personnel complete additional training and become more familiar with the Company’s methods and strategies. Accordingly, we expect these acquisitions to be increasingly accretive to FFO in future periods.
The Company generally calculates FFO in accordance with the definition of FFO that is recommended by the National Association of Real Estate Investment Trusts (“NAREIT”). To calculate FFO under the NAREIT definition, depreciation and amortization expenses related to the Company’s real estate, gains or losses realized from the disposition of depreciable real estate assets, and certain extraordinary items are added back or deducted from the Company’s net income (loss). In 2006, the Company added back the impairment loss recognized on the Company’s agency securities and believes that this treatment is appropriate since NAREIT allows for the exclusion of gains and losses recognized in connection with the sale of a security in the determination of FFO. NAREIT does not specifically discuss how an impairment of a security should be handled.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
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
Although the Company considers FFO to be a useful measure of its operating performance, FFO should not be considered as an alternative to net income (loss) which is calculated in accordance with GAAP.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Supplemental Operating Performance Statistics
The following tables are presented to provide additional information regarding property performance.
Physical Occupancy

	For the three	For the three
	months ended	months ended
Property Name	March 31, 2007	March 31, 2006	Change
Properties historically owned by the Company
Arbor Hills	88%	91%	(3%)
Bluff Ridge Apartments	99%	99%	—
Brentwood Oaks Apartments	91%	97%	(6%)
Coral Point Apartments	91%	95%	(4%)
Covey at Fox Valley	96%	94%	2%
Elliot’s Crossing Apartments	82%	94%	(12%)
Fox Hollow Apartments	90%	86%	4%
Greenbriar Apartments	94%	94%	—
Highland Park Apartments	94%	89%	5%
Huntsview Apartments	95%	88%	7%
Jackson Park Place Apartments	97%	93%	4%
Lakes of Northdale Apartments	98%	98%	—
Littlestone of Village Green	99%	97%	2%
Misty Springs Apartments	98%	100%	(2%)
Monticello Apartments	93%	85%	8%
Oakhurst Apartments	98%	99%	(1%)
Oakwell Farms Apartments	97%	94%	3%
Shelby Heights	93%	100%	(7%)
The Hunt Apartments	92%	97%	(5%)
The Park at Countryside	94%	99%	(5%)
The Ponds at Georgetown	94%	83%	11%
The Reserve at Wescott Plantation	92%	90%	2%
Tregaron Oaks Apartments	89%	99%	(10%)
Waterman’s Crossing	95%	98%	(3%)

	93%	94%	(1%)

2006 Acquisitions
Cornerstone Apartments	89%	—	89%
Morganton Place	81%	—	81%
Village at Cliffdale	82%	—	82%
Woodberry Apartments	97%	—	97%
Jackson Park Place Apartments — Phase II	94%	—	94%
Arbors of Dublin (1)	91%	92%	(1%)
The Greenhouse (1)	98%	99%	(1%)

Properties held for sale or sold (2)
Belvedere Apartments	—	99%	(99%)
Delta Crossing	—	93%	(93%)
The Park at 58 Apartments	—	78%	(78%)
Waters Edge Apartments	94%	89%	5%

	92%	94%	(2%)

(1)	Arbors of Dublin and The Greenhouse were acquired by the Company on March 22, 2006 and January 31, 2006, respectively.

(2)	Cumberland Trace in not included herein as it was not owned by the Company at March 31, 2007 or March 31, 2006.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Same Store Rental Revenue

	For the three	For the three
	months ended	months ended
Property Name	March 31, 2007	March 31, 2006	Change	% Change
Arbor Hills	$960,208	$907,391	$52,817	6%
Bluff Ridge Apartments	228,703	216,469	12,234	6%
Brentwood Oaks Apartments	534,637	547,064	(12,427)	(2%)
Coral Point Apartments	613,554	580,937	32,617	6%
Covey at Fox Valley	569,867	530,511	39,356	7%
Elliot’s Crossing Apartments	438,682	463,245	(24,563)	(5%)
Fox Hollow Apartments	302,639	282,808	19,831	7%
Greenbriar Apartments	183,382	176,686	6,696	4%
Highland Park Apartments	402,264	391,091	11,173	3%
Huntsview Apartments	431,603	391,774	39,829	10%
Jackson Park Place Apartments	671,628	628,283	43,345	7%
Lakes of Northdale Apartments	520,132	495,958	24,174	5%
Littlestone of Village Green	398,081	365,940	32,141	9%
Misty Springs Apartments	280,929	263,465	17,464	7%
Monticello Apartments	266,765	253,510	13,255	5%
Oakhurst Apartments	454,097	440,063	14,034	3%
Oakwell Farms Apartments	768,232	693,244	74,988	11%
Shelby Heights	183,919	177,370	6,549	4%
The Hunt Apartments	309,593	328,562	(18,969)	(6%)
The Park at Countryside	254,402	249,312	5,090	2%
The Ponds at Georgetown	379,316	336,871	42,445	13%
The Reserve at Wescott Plantation	458,829	436,150	22,679	5%
Tregaron Oaks Apartments	566,655	653,358	(86,703)	(13%)
Waterman’s Crossing	685,492	669,936	15,556	2%
Concession Adjustment (1)	37,964	(16,057)	54,021	—

Total	$10,901,573	$10,463,941	$437,632	4%

(1)	Concession adjustment represents the net revenue impact of deferring concessions granted at lease initiation over the life of respective leases.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Same Store Net Operating Income

	For the three	For the three
	months ended	months ended
Property Name	March 31, 2007	March 31, 2006	Change	% Change
Arbor Hills	$509,809	$483,034	$26,775	6%
Bluff Ridge Apartments	130,129	122,223	7,906	6%
Brentwood Oaks Apartments	297,049	318,365	(21,316)	(7%)
Coral Point Apartments	333,468	307,141	26,327	9%
Covey at Fox Valley	361,855	263,576	98,279	37%
Elliot’s Crossing Apartments	231,409	276,037	(44,628)	(16%)
Fox Hollow Apartments	141,505	144,749	(3,244)	(2%)
Greenbriar Apartments	74,801	86,855	(12,054)	(14%)
Highland Park Apartments	185,317	206,721	(21,404)	(10%)
Huntsview Apartments	233,220	217,113	16,107	7%
Jackson Park Place Apartments	402,326	369,684	32,642	9%
Lakes of Northdale Apartments	310,339	316,533	(6,194)	(2%)
Littlestone of Village Green	237,410	204,294	33,116	16%
Misty Springs Apartments	154,940	140,648	14,292	10%
Monticello Apartments	110,353	120,016	(9,663)	(8%)
Oakhurst Apartments	287,982	277,622	10,360	4%
Oakwell Farms Apartments	435,605	336,379	99,226	29%
Shelby Heights	94,276	99,927	(5,651)	(6%)
The Hunt Apartments	173,110	218,847	(45,737)	(21%)
The Park at Countryside	115,213	126,243	(11,030)	(9%)
The Ponds at Georgetown	204,433	146,764	57,669	39%
The Reserve at Wescott Plantation	236,202	256,170	(19,968)	(8%)
Tregaron Oaks Apartments	299,010	395,881	(96,871)	(24%)
Waterman’s Crossing	438,508	467,207	(28,699)	(6%)

Total	$5,998,269	$5,902,029	$96,240	2%

As denoted in the table above, net operating income improved significantly at Covey at Fox Valley, Oakwell Farms Apartments and The Ponds at Georgetown. Covey at Fox Valley’s net operating income improved due to increased revenue due to improved demand and to lower expenses due to the significant roof repair work performed in 2006. The improvements at Oakwell Farms Apartments and The Ponds at Georgetown are primarily due to increased revenue as a result of increased occupancy. Net operating income decreased at Elliot’s Crossing Apartments, Tregaron Oaks Apartments and The Park at Countryside due to increased vacancy. Net operating income decreased at The Hunt Apartments due to increased vacancy and state franchise tax costs. The Greenbriar Apartments were also negatively impacted by increased franchise taxes. Although occupancy and rental revenues increased at Highland Park, net operating income decreased due to increased bad debt expense and administrative costs.
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
The Company uses cash primarily to (i) pay the operating expenses of its multifamily apartment properties, including the cost of capital improvements; (ii) pay the operating expenses of the Company’s administration; (iii) pay debt service on its bonds and mortgage notes payable; (iv) acquire additional multifamily apartments and other investments and (v) pay dividends. The Company expects to be able to fund 2007’s dividends from cash generated from operating activities.
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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
In addition to the funds that the Company may raise through the issuance of additional equity capital, it may also be able to borrow money to finance the acquisition of additional real estate assets. Borrowing to acquire additional multifamily apartment properties is in the form of long-term taxable or tax exempt mortgage loans secured by the acquired properties. In the third quarter of 2006, the Company entered into a Master Credit Facility and Reimbursement Agreement (the “Facility”) with Wells Fargo Bank, N.A. and Fannie Mae. The Facility provides the Company the ability to borrow at either fixed or variable interest rates and also enables the Company to utilize Fannie Mae credit enhancement on tax exempt bond financings on its existing portfolio or for future property acquisitions. Upon closing of the Facility, the Company borrowed $37.6 million to finance the acquisition of Morganton Place, Village of Cliffdale, and Woodberry Apartments. In addition to these three properties, the Facility is also secured by first mortgages on The Greenhouse, Arbors of Dublin, Brentwood Oaks, Covey at Fox Valley, and Cornerstone Apartments. As of March 31, 2007, the Company had $73.1 million and $23.7 million in fixed and Fannie Mae credit enhanced variable rate borrowings, respectively, under the Facility. The Facility also provides the Company the ability, until September 28, 2007, to borrow an additional $11.6 million at a fixed interest rate of 5.68%. The Facility may also be expanded with the consent of the lenders.
The multifamily apartment properties which the Company currently owns are financed under 21 financings, including the Facility, with an aggregate principal balance of $250.5 million as of March 31, 2007. These financings consist of twelve tax-exempt bonds with an aggregate principal balance outstanding of approximately $111.7 million and nine taxable mortgage notes payable with a combined principal balance of approximately $138.8 million. After considering the impact of the Company’s interest rate swaps, approximately 82% of these mortgage obligations bear interest at a fixed rate with a weighted average interest rate of 5.15% per annum for the three months ended March 31, 2007. The remaining 18% of these mortgage obligations bear interest at variable rates that had a weighted average interest rate of 3.82% per annum, including the effect of interest rate swaps, for the three months ended March 31, 2007. Maturity dates on these mortgage obligations range from December 2007 to November 2044.
The amount of debt the Company can incur is not limited by its Articles of Incorporation or otherwise. In general, however, the amount of borrowing used to finance the overall multifamily apartment property portfolio is approximately 55% to 70% of the purchase price of these assets, although higher or lower levels of borrowings may be used on any single property.
Additionally, until January 2007, the Company had borrowings in the form of notes payable. The $2.4 million of notes payable, which were assumed as part of the merger with America First Real Estate Investment Partners, L.P. were redeemed for a price equal to 100% of the outstanding principal balance of the notes together with accrued interest. The notes were redeemed early, as the indenture required that 80% of the net proceeds from the sale of Delta Crossing be utilized to redeem the notes.
The Company also has borrowings in the form of repurchase agreements. As of March 31, 2007, the Company has one repurchase agreement with a balance of $4.8 million. The Company’s use of repurchase agreements has decreased as these financings were primarily utilized to finance investments in agency securities and mezzanine-level financings. As of March 31, 2007, the Company has no such investments.
In order to mitigate interest rate risk associated with the Company’s variable rate debt, the Company has entered into multiple derivative financial instruments. The following interest rate swap and cap contracts owned by the Company do not qualify for hedge accounting and thus are accounted for as free standing financial instruments which are marked to market each period through the statement of operations as a component of interest expense.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
As of March 31, 2007, notional amounts and terms are as follows (dollars in thousands):

	Interest Rate Swaps and Caps
		Notional		Receive/		Pay
	Maturity	Amount		Cap Rate		Rate
Fixed to Variable	September 20, 2007	$5,300	(4)	7.13%		4.24%	(3)
Fixed to Variable	December 6, 2007	$4,921	(1)(4)	7.75%		4.24%	(3)
Fixed to Variable	January 22, 2009	$8,300	(4)	5.38%		4.24%	(3)
Fixed to Variable	July 13, 2009	$6,930	(4)	7.25%		4.24%	(3)
Fixed to Variable	July 13, 2009	$3,980	(4)	7.50%		4.24%	(3)
Variable to Fixed	February 3, 2009	$8,100		3.59	% (2)	2.82%
Variable to Fixed	June 25, 2009	$10,910		3.59	% (2)	3.30%
Interest Rate Cap	December 22, 2009	$13,400		4.50%		N/A
Interest Rate Cap	December 22, 2009	$12,750		4.50%		N/A
Interest Rate Cap	September 15, 2011	$11,320		6.22%		N/A

(1)	Notional amount is tied to The Exchange at Palm Bay bond payable and adjusts downward as principal payments are made on the bond payable.

(2)	Weighted average Bond Market Association rate for the quarter ended March 31, 2007.

(3)	Weighted average Bond Market Association rate for the quarter ended March 31, 2007 plus 0.65%.

(4)	These are total return swaps.
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
Additionally, the Company has two interest rate swaps which qualified, and have been designated, as cash flow hedges of changes in variable interest rates. The notional amounts and terms are as follows (dollars in thousands):

		Notional	Receive	Pay
	Maturity	Amount	Rate	Rate
Variable to Fixed	January 15, 2012	$11,320	3.59% (1)	3.44%
Variable to Fixed	December 15, 2016	$12,410	3.59% (1)	3.69%

(1)	Weighted average Bond Market Association rate for the quarter ended March 31, 2007.
Cash Flows from Operating, Investing and Financing Activities
Cash provided by operating activities for the three months ended March 31, 2007 decreased by $952,000 compared to the same period a year earlier. The decrease is primarily attributable to the payment of approximately $1.2 million of accounts payable and accrued expenses. The reduction in net income was offset by the increased depreciation expense and other assets.
For the three months ended March 31, 2007, investing activities provided $10.1 million of cash. This cash was generated principally from the January 2007 sale of Cumberland Trace for $10.7 million.
For the three months ended March 31, 2007, the Company used $12.5 million of cash in financing activities. During the quarter, the Company repaid $9.2 million of bonds and mortgage notes payable, $2.4 million of notes payable and $8.0 million of repurchase agreements payable. To finance the repayment of the notes payable and repurchase agreements payable, the Company borrowed an additional $10.0 million under the Facility.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Contractual Obligations
The Company had the following contractual obligations as of March 31, 2007 (in thousands):

	Payments due by period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Bonds and mortgage notes payable	$250,483	$6,525	$13,591	$18,017	$212,350
Borrowings under repurchase agreements	$4,800	$4,800	$—	$—	$—
The Company is also contractually obligated to pay interest on its long-term debt obligations. This interest is not included in the table above. The weighted average interest rate of the long-term debt obligations outstanding as of March 31, 2007 was approximately 5.15% for fixed-rate debt and 3.82% for variable-rate debt.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of this statement will have on the consolidated financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. The statement also establishes presentation and disclosure requirements in order to facilitate comparisons between entities choosing different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect existing accounting requirements for certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the requirements of SFAS No. 159, and has not yet determined the impact on its consolidated financial statements.

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
Refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for detailed disclosure about quantitative and qualitative disclosures concerning market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2006.
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
Item 1a. Risk Factors.
Item 1A, “Risk Factors” of the Company’s 2006 Annual Report on Form 10-K includes a detailed discussion of the Company’s risk factors. There have been no changes to the Company’s risk factors discussed therein.
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
10.1 Employment Agreement between the Company and John H. Cassidy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 23, 2007).
10.2 Employment Agreement between the Company and James J. Egan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 23, 2007).
10.3 Employment Agreement between the Company and Paul L. Beldin (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 23, 2007).
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

AMERICA FIRST APARTMENT INVESTORS, INC.

Date: May 7, 2007	/s/ John H. Cassidy
John H. Cassidy
President and Chief Executive Officer