Form 10-Q
period 2007-06-30
AMERICA FIRST APARTMENT INVESTORS INC
filed 2007-08-08
CIK 1175167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
YES ☐ NO ☑
     As of August 3, 2007, there were 11,046,683 outstanding shares of the registrant’s common stock.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except shares and per share amounts)

	June 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$4,821	$5,724
Restricted cash	10,284	9,391
Real estate assets:
Land	41,657	41,657
Buildings and improvements	346,123	342,222

Total	387,780	383,879
Less: accumulated depreciation	(51,123)	(44,418)

Real estate assets, net	336,657	339,461
Assets of discontinued operations	7,114	17,811
Investments in corporate equity securities, at fair value	2,762	3,526
In-place lease intangibles, net of accumulated amortization of $8,420 and $7,105, respectively	616	1,931
Other assets	6,391	7,920

Total assets	$368,645	$385,764

Liabilities
Accounts payable and accrued expenses	$12,471	$11,332
Dividends payable	2,982	2,872
Notes payable	—	2,413
Bonds and mortgage notes payable	250,217	249,651
Borrowings under repurchase agreements	4,800	12,825

Total liabilities	270,470	279,093

Contingencies

Shareholders’ Equity
Common stock, $0.01 par value; 500,000,000 shares authorized, 11,046,683 and 11,045,558 issued and outstanding	110	110
Additional paid-in capital	110,521	110,421
Accumulated deficit	(12,939)	(4,084)
Accumulated other comprehensive income	483	224

Total shareholders’ equity	98,175	106,671

Total liabilities and shareholders’ equity	$368,645	$385,764

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share amounts)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues:
Rental revenues	$14,732	$11,581	$29,133	$22,373
Other revenues	15	70	31	130

Total revenues	14,747	11,651	29,164	22,503

Operating Expenses:
Real estate operating	6,375	5,170	12,657	9,810
Depreciation	3,431	2,457	6,814	4,699
General and administrative	2,667	1,266	4,192	2,488
Property management	373	318	749	614
In-place lease amortization	629	388	1,315	657
Intangible asset impairment	—	—	—	199

Total operating expenses	13,475	9,599	25,727	18,467

Operating income	1,272	2,052	3,437	4,036

Interest and dividend income	134	398	275	1,336
Loss on redemption of securities	(22)	(53)	(22)	(53)
Impairment of securities	—	(23)	—	(367)
Interest expense	(3,331)	(2,543)	(6,832)	(5,161)

Loss from continuing operations	(1,947)	(169)	(3,142)	(209)

Income from discontinued operations	180	227	284	438
Gain on sales of discontinued operations	—	17,246	—	17,246

Net income (loss)	(1,767)	17,304	(2,858)	17,475

Other comprehensive income (loss):
Unrealized holding losses on securities arising during the period	(51)	(59)	(56)	(101)
Reclassification adjustments for losses realized in net income (loss)	13	23	13	367
Unrealized gains on derivatives	436	71	302	172

	398	35	259	438

Comprehensive income (loss)	$(1,369)	$17,339	$(2,599)	$17,913

Earnings per share — basic and diluted:
Loss from continuing operations	$(0.18)	$(0.01)	$(0.28)	$(0.02)
Income from discontinued operations and gain on sales of discontinued operations	0.02	1.58	0.02	1.60

Net income (loss)	$(0.16)	$1.57	$(0.26)	$1.58

Dividends declared per share	$0.27	$0.25	$0.52	$0.50

Weighted average number of shares outstanding — basic and diluted	11,046	11,036	11,046	11,036

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the six	For the six
	months ended	months ended
	June 30, 2007	June 30, 2006
Operating activities:
Net income (loss)	$(2,858)	$17,475
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,867	5,102
Gain on sales of discontinued operations	—	(17,246)
Intangible asset impairment	—	199
Impairment of securities	—	367
Loss on redemption of securities	22	53
Change in fair value on interest rate swap agreements	36	(42)
Amortization	1,399	735
Non-cash stock based compensation	75	18
Change in other assets	1,595	1,433
Change in accounts payable and accrued expenses	1,138	140

Net cash provided by operating activities	8,274	8,234

Investing activities:
Capital improvements and real estate acquisitions	(3,779)	(33,957)
Proceeds from sales of discontinued operations	10,705	27,506
Proceeds from redemption of corporate equity securities	698	—
Principal received on agency securities	—	18,030
Change in restricted cash	(893)	11,304
Proceeds from principal repayment of mezzanine loan	—	7,094

Net cash provided by investing activities	6,731	29,977

Financing activities:
Proceeds from mortgage notes payable	10,000	—
Repayment of note payable borrowings	(2,413)	—
Repayments of borrowings under repurchase agreements	(8,025)	(22,425)
Dividends and dividend equivalents paid	(5,887)	(5,548)
Debt financing costs paid	(175)	—
Issuance of common stock	26	—
Principal payments on bonds and mortgage notes payable	(9,434)	(7,535)

Net cash used in financing activities	(15,908)	(35,508)

Change in cash and cash equivalents	(903)	2,703
Cash and cash equivalents at beginning of year	5,724	4,743

Cash and cash equivalents at end of period	$4,821	$7,446

Supplemental disclosure of cash flow information:
Dividends declared but not paid	$2,982	$2,759

Cash paid for interest	$7,025	$5,538

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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
On June 22, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sentinel Omaha LLC (the “Acquirer”) and Sentinel White Plains LLC, a wholly-owned subsidiary of the Acquirer (the “Acquisition Sub”), under which the Company will merge with and into the Acquisition Sub with the Acquisition Sub continuing as the surviving entity and as a wholly-owned subsidiary of the Acquirer (the “Merger”). As a result of the Merger, each issued and outstanding share of the Company’s common stock will be canceled and converted into the right to receive a cash payment of $25.30 per share. Prior to the effective date of the Merger, the Company will be permitted to continue to pay regular quarterly dividends in the ordinary course of business consistent with past practice, at a rate not to exceed $0.27 per share per quarter and will be allowed to pay a final pro rata dividend for the interim period between the record date for the last quarterly dividend and the effective date of the Merger. The consummation of the Merger is subject to customary closing conditions, including the approval of the Merger by the Company’s shareholders. The Merger is not subject to a financing condition. The Merger Agreement contains termination rights for both the Company and the Acquirer. Upon termination of the Merger Agreement under certain circumstances, the Company may be obligated to pay the Acquirer a termination fee of $8.4 million. Upon termination of the Merger Agreement under certain circumstances by the Company, the Acquirer may be obligated to pay the Company $25 million in liquidated damages.
The accompanying interim unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position as of June 30, 2007, and the results of operations for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
2. Acquisition of Real Estate Assets
In the first quarter of 2006, the Company completed the acquisition of two properties, The Greenhouse, a 126-unit complex located in Omaha, Nebraska, and the Arbors of Dublin, a 288-unit complex located in a suburb of Columbus, Ohio. The aggregate purchase price for these properties was $33.2 million, including $792,000 of in-place lease intangible assets which will be amortized over the weighted average lives of the respective leases. These purchases were primarily funded from the proceeds received from the fourth quarter 2005 divestiture of St. Andrews of Westwood. There were no properties purchased during the second quarter of 2006, or the first or second quarters of 2007.
On April 25, 2007, the Company signed a purchase agreement to acquire the Johnson Housing Apartment Community, a 200-unit property located in Jacksonville, Florida. The agreement was subject to customary closing conditions, including completion of due diligence by the Company. After additional due diligence, the Company has decided not to pursue this acquisition.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
3. Discontinued Operations
As of June 30, 2007, the Company has designated two properties, The Exchange at Palm Bay (“Exchange”) and Waters Edge as held for sale pursuant to Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company has signed purchase and sale agreements to sell Exchange and Waters Edge for $8.1 million and $7.2 million, respectively. Both transactions are expected to close during the third quarter of 2007.
On January 31, 2007, the Company completed the sale of Cumberland Trace Apartments for proceeds of $10.7 million, net of $176,000 of closing costs. There was no gain or loss recognized on the sale. In connection with the sale, the $8.9 million short-term note which was undertaken to finance the acquisition of Cumberland Trace was repaid.
During the second quarter of 2006, the Company completed the divestitures of The Park at 58 Apartments and the Belvedere Apartments for proceeds of $27.5 million. In connection with these sales, the Company recognized a gain of $17.2 million. During the second half of 2006, the Company completed the divestiture of Delta Crossing recognizing a gain of approximately $2.0 million and proceeds of $7.4 million.
The results of operations for the properties sold during 2007 and 2006, as well as the properties which were held for sale during the respective periods, are as follows (in thousands):

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues	$462	$1,089	$1,057	$2,461
Operating expenses	(222)	(781)	(594)	(1,804)
Other expenses, net	(60)	(81)	(179)	(219)

Income from discontinued operations	$180	$227	$284	$438

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
5. Impairment and Redemption of Securities
During the first quarter of 2006, the Company determined that it would not recover the previously unrecognized losses recorded in accumulated other comprehensive income associated with its agency securities and, accordingly, recognized an impairment loss of $344,000. This loss was equal to the difference between the Company’s basis in the agency securities and their fair value on March 31, 2006. On April 24, 2006, the Company sold substantially all of its agency securities for $15.7 million, which resulted in the recognition of an additional loss of $53,000 in the second quarter of 2006. The entire proceeds were utilized to repay repurchase agreement borrowings and accrued interest thereon. The 2007 second quarter loss on redemption of securities is due to the redemption of one of the Company’s preferred stock investments.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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
7. Borrowings under Repurchase Agreements
Borrowings under repurchase agreements as of June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	Interest	Maturity		Carrying Amount
Collateral	Rate	Date	Payment Schedule	June 30, 2007	December 31, 2006
Repurchase agreements, collateralized by GNMA Certificates of the following 100% owned properties:
Waters Edge		repaid	Interest payments and principal due at maturity	$—	$1,400

Monticello		repaid	Interest payments and principal due at maturity	—	4,500

The Ponds at Georgetown	5.29%	07/30/2007	Interest payments and principal due at maturity
				4,800	6,925

				$4,800	$12,825

On July 30, 2007, the Company renewed its outstanding repurchase agreement until August 29, 2007 at an interest rate of 5.29%.
8. Transactions with Related Parties
Office Lease
Rental expense, paid to lease office space from The Burlington Capital Group, L.L.C., an affiliate of certain directors of the Company, was $19,000 and $37,000 for the three and six month periods ended June 30, 2007 and $44,000 and $86,000 for the three and six month periods ended June 30, 2006.
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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
9. Equity Incentive Plan
The Company’s Equity Incentive Plan permits the award of equity based compensation, dividend equivalent rights (“DERs”), stock appreciation rights, restricted stock, restricted stock units and performance units. The Plan is administered by the Compensation Committee of the Board of Directors and allows for the aggregate issuance of the aforementioned awards for up to 750,000 shares of common stock. As of June 30, 2007, the Company had only granted stock options and DERs under the Plan. The exercise price of the options is determined based upon the closing stock price on the date of grant.
Stock option activity for the six months ended June 30, 2007 is summarized as follows:

	Number of	Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Balance at December 31, 2006	152,467	$14.88	$623,559
Granted	12,750	19.75	15,683

Balance at June 30, 2007	165,217	$15.26	$639,242

Options exercisable at June 30, 2007	67,805	$13.13	$231,686

As of June 30, 2007, the outstanding options have a remaining average contractual life of 8.6 years. The average contractual life for the exercisable options at June 30, 2007 is 7.9 years.
For purposes of determining compensation expense associated with stock options awarded in 2006 and 2007, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted in:

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
Compensation expense, recognized on a straight-line basis, based upon the graded vesting schedule, for stock based compensation was $36,000 and $75,000 for the three and six month periods ended June 30, 2007 and $6,000 and $12,400 for the three and six month periods ended June 30, 2006. Stock based compensation expense is primarily included within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company expects to recognize an additional $298,000 of compensation costs related to previously awarded stock option grants which will vest during the next 2.1 years.
10. Net Income (Loss) Per Share
For the three and six months ended June 30, 2007 and 2006, the Company excluded all outstanding stock options in the computation of diluted loss from continuing operations and net income (loss) per share due to the antidilutive impact on loss from continuing operations.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
11. Segment Reporting
The Company’s reportable segments consist of its multifamily apartment properties and its commercial property.
The Company defines each of its multifamily apartment properties as an individual operating segment. It has determined that all multifamily apartment properties have similar economic characteristics and meet the other criteria which permit the multifamily apartment properties to be aggregated into one reportable segment, that being the acquiring, holding, operating and selling of multifamily apartment properties. The Company’s chief operating decision-maker assesses operating results based upon segment operating income. Net operating income, as defined by the Company, differs from net income in that it excludes depreciation, amortization, interest expense, and interest income from the determination of profit or loss.
The Company’s commercial property is defined as a separate individual operating segment. The Company’s chief operating decision-maker assesses and measures segment operating results based on net operating income at the commercial property level. Revenues were $187,000 and $384,000 for the three and six month periods ended June 30, 2007 and $194,000 and $388,000 for the three and six month periods ended June 30, 2006, respectively. Net operating income was $116,000 and $256,000 for the respective 2007 periods and $137,000 and $276,000 for the respective 2006 periods. This property is currently held for sale and accordingly its revenues and net operating income are included within the income from discontinued operations line on the Company’s Condensed Consolidated Statement of Operations. Upon the divestiture of the property, the Company will have one reportable segment.
The Company does not derive any of its consolidated revenues from foreign countries and does not have any major tenants that individually account for 10% or more of the Company’s consolidated revenues.
The following table details certain key financial information for the Company’s multifamily reportable segment (in thousands):

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Total revenue:
Multifamily revenue	$14,732	$11,581	$29,133	$22,373
Other revenue	15	70	31	130

	$14,747	$11,651	$29,164	$22,503

Multifamily net operating income	$8,357	$6,411	$16,476	$12,563
General and administrative expenses	(2,667)	(1,266)	(4,192)	(2,488)
Property management expense	(373)	(318)	(749)	(614)
Interest expense	(3,331)	(2,543)	(6,832)	(5,161)
Depreciation expense	(3,431)	(2,457)	(6,814)	(4,699)
In-place lease amortization	(629)	(388)	(1,315)	(657)
Interest income, other income and expenses, net	127	392	284	847
Income from discontinued operations	180	17,473	284	17,684

Net income (loss)	$(1,767)	$17,304	$(2,858)	$17,475

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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur, the estimated amount of the loss is expensed in the financial statements. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters known to it will not have a material adverse effect on the Company’s consolidated financial statements.
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
The following table sets forth certain information regarding the Company’s real estate properties as of and for the three months ended June 30, 2007:

			Average	Number	Percentage
		Number	Square Feet	of Units	of Units
Property Name	Location	of Units	Per Unit	Occupied	Occupied
Arbor Hills	Antioch, TN	548	827	492	90%
Arbors of Dublin	Dublin, OH	288	990	261	91%
Bluff Ridge Apartments	Jacksonville, NC	108	873	106	98%
Brentwood Oaks Apartments	Nashville, TN	262	852	253	97%
Coral Point Apartments	Mesa, AZ	337	780	305	91%
Cornerstone Apartments	Independence, MO	420	887	383	91%
Covey at Fox Valley	Aurora, IL	216	948	206	95%
Elliot’s Crossing Apartments	Tempe, AZ	247	717	231	94%
Fox Hollow Apartments	High Point, NC	184	877	172	93%
Greenbriar Apartments	Tulsa, OK	120	666	114	95%
Highland Park Apartments	Columbus, OH	252	891	245	97%
Huntsview Apartments	Greensboro, NC	240	875	224	93%
Jackson Park Place Apartments	Fresno, CA	296	822	281	95%
Jackson Park Place Apartments — Phase II	Fresno, CA	80	1,096	77	96%
Lakes of Northdale Apartments	Tampa, FL	216	873	207	96%
Littlestone of Village Green	Gallatin, TN	200	987	196	98%
Misty Springs Apartments	Daytona Beach, FL	128	786	123	96%
Monticello Apartments	Southfield, MI	106	1,027	98	92%
Morganton Place	Fayetteville, NC	280	962	248	89%
Oakhurst Apartments	Ocala, FL	214	790	209	98%
Oakwell Farms Apartments	Nashville, TN	414	800	405	98%
Shelby Heights	Bristol, TN	100	980	98	98%
The Greenhouse	Omaha, NE	126	881	123	98%
The Hunt Apartments	Oklahoma City, OK	216	693	205	95%
The Park at Countryside	Port Orange, FL	120	720	112	93%
The Ponds at Georgetown	Ann Arbor, MI	134	1,002	111	83%
The Reserve at Wescott Plantation	Summerville, SC	192	1,083	183	95%
Tregaron Oaks Apartments	Bellevue, NE	300	875	276	92%
Village at Cliffdale	Fayetteville, NC	356	798	297	83%
Waterman’s Crossing	Newport News, VA	260	944	255	98%
Waters Edge Apartments (1)	Lake Villa, IL	108	814	104	96%
Woodberry Apartments	Asheville, NC	168	837	161	96%

		7,236	874	6,761	93%

The Exchange at Palm Bay (1)	Palm Bay, FL	72,007(2)	n/a	61,567	86%

(1)	Property is held for sale as of June 30, 2007.

(2)	This is an office/warehouse facility. The figure represents square feet available for lease to tenants and percentage of square feet occupied.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Executive Summary
As property performance drives the overall financial results for the Company, it is important to examine a few key property performance measures. The following are high level performance measures management uses to gauge the overall performance of our property portfolio.
Physical occupancy and average quarterly same store rent per unit are performance measures that provide management an indication as to the quality of rental revenues. Physical occupancy is calculated simply as the percentage of units occupied out of the total units owned. The average quarterly same store rent per unit is calculated as the quarterly same store rental revenue divided by the number of units at same store properties (properties owned for the entirety of the 2006 and 2007 periods presented).
Net operating income margin is calculated as the excess of rental revenues over real estate operating expenses as a percentage of rental revenues, and provides management an indication as to the ability of the properties to manage expenses in the current occupancy environment.
Additional information regarding physical occupancy, same store rental revenues and same store net operating income can be found on pages 18- 22 of this report.
The following table presents these measures for the three months ended:

	June 30,	June 30,
	2007	2006
Physical occupancy	93%	95%
Average quarterly same store rent per unit	$1,913	$1,838
Net operating income margin	57%	55%
In the first quarter of 2007, the Company experienced a reduction in demand in certain markets, which decreased same store physical occupancy to 94% and the entire portfolio’s physical occupancy to 92%. During the second quarter, demand at the Company’s same store properties increased, leading to same store physical occupancy of 95%, which is consistent with occupancy at December 31, 2006; however, it is 1% less than same store physical occupancy at June 30, 2006. Same store physical occupancy was negatively impacted by lower occupancy at Tregaron Oaks, located in a suburb of Omaha, Nebraska, the Ponds at Georgetown, located in Ann Arbor, Michigan and Coral Point, located in Mesa, Arizona. In spite of the reduction in same store physical occupancy, same store rental revenues increased due to increased rental rates and other rental revenues.
The Company has also experienced lower than anticipated occupancy at Morganton Place and Village at Cliffdale, two properties acquired in September of 2006 that are in close proximity to Ft. Bragg, one of the largest army bases in the United States. The Company expects that occupancy will continue to be below expectations at these properties due to the January 2007 deployment of additional personnel to Iraq and the extension of active soldiers’ tours of duty overseas. When these properties were purchased, the Company negotiated a “revenue assurance” clause in the purchase and sale agreement. This provision allows the Company to recoup up to $600,000 of the purchase price of these properties if certain monthly revenue targets are not met during the first year of ownership. Although the receipt of these amounts is not recognized as rental revenues under generally accepted accounting principles, it does provide certainty as to cash collections at these properties. During the first half of 2007, the Company received $350,000 pursuant to this clause. As of June 30, 2007, $145,000 of the $600,000 remains available to the Company if rental revenues continue to be below the targeted amounts.
Proposed merger
On June 22, 2007, the Company entered into a definitive merger agreement with Sentinel Omaha LLC and Sentinel White Plains LLC, affiliates of Sentinel Real Estate Corporation (“Sentinel”). Under the terms of the merger agreement, each share of the Company’s common stock will be cancelled and converted into the right to receive $25.30 per share in cash. The transaction is expected to close late in the third quarter of 2007, and is subject to customary closing conditions, including the approval of the merger by the Company’s shareholders.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Important Information
The Company has filed a preliminary proxy statement relating to the proposed merger with the Securities and Exchange Commission. Once finalized, a definitive proxy statement will be sent to stockholders of the Company seeking approvals related to the proposed merger. The proxy statement contains information about the Company, the proposed merger and related matters to be voted on at the special meeting. SHAREHOLDERS ARE URGED TO READ THE PROXY STATEMENT CAREFULLY AS IT WILL CONTAIN IMPORTANT INFORMATION THAT STOCKHOLDERS SHOULD CONSIDER BEFORE MAKING A DECISION ABOUT THE MERGER. The proxy statement and other materials filed by the Company with the SEC are available free of charge at the SEC’s website at www.sec.gov or from the Company by directing a request to America First Apartment Investors, Inc., 1004 Farnam Street, Suite 100, Omaha, Nebraska 68102, Attention: Investor Relations (telephone 800-239-8787).
The Company and its directors, executive officers and other employees may be deemed to be participating in the solicitation of proxies from the Company’s stockholders in connection with the approval of the proposed merger. Information about the Company’s directors and executive officers is available in the Company’s proxy statements and its Annual Reports on Form 10-K previously filed with the SEC. Additional information about the interests of potential participants is included in the preliminary proxy statement the Company filed with the SEC.
Critical Accounting Policies
The Company’s critical accounting policies have not changed from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Results of Operations
The following discussion of the Company’s results of operations for the three and six months ended June 30, 2007 should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Additionally, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company has classified the results of operations of Cumberland Trace, The Exchange at Palm Bay, Waters Edge and the properties sold during 2006 as discontinued operations for all periods presented. The property-specific components of net income that are classified as discontinued operations include rental revenue, real estate operating expenses, depreciation expense and interest expense on debt collateralized by these properties and any other property specific components of net income.
Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006 (in thousands):

	For the three	For the three
	months ended	months ended	Dollar	Percentage
	June 30, 2007	June 30, 2006	Change	Change
Revenues
Rental revenues	$14,732	$11,581	$3,151	27%
Other revenues	15	70	(55)	(79%)

Total revenues	14,747	11,651	3,096	27%

Expenses
Real estate operating	6,375	5,170	1,205	23%
Depreciation	3,431	2,457	974	40%
General and administrative	2,667	1,266	1,401	111%
Property management	373	318	55	17%
In-place lease amortization	629	388	241	62%

Total expenses	13,475	9,599	3,876	40%

Operating income	$1,272	$2,052	$(780)	(38%)

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
     Rental revenues. Rental revenues increased by $3.2 million from the second quarter of 2006. Jackson Park Place- Phase II, Morganton Place, Village at Cliffdale, Woodberry Apartments, and the Cornerstone Apartments (collectively, the “2006 acquisitions”) increased rental revenues by $2.6 million. The Greenhouse and Arbors of Dublin, acquired during the first quarter of 2006 contributed increased rental revenues of $74,000. Same store rental revenues increased approximately $480,000, or 4.1%, in spite of a 1% decrease in physical occupancy. Approximately $260,000 of the $480,000 overall increase in same store revenues was due to increased rental rates. The remaining increase was due to increased other rental revenues such as early termination fees, damage fees and non-refundable deposits.
     Other revenues. Other revenues include fees earned from the management of properties owned by unrelated third parties. These revenues decreased during the three months ended June 30, 2007, as the Company is currently managing fewer properties than in 2006.
     Real estate operating expenses. Real estate operating expenses increased by $1.2 million from the prior year second quarter. The 2006 acquisitions increased real estate operating expenses by $1.1 million. Same store operating expenses increased by 2%, or approximately $100,000. This increase is primarily attributable to increased bad debt expenses.
     Depreciation expense. The 2006 acquisitions increased depreciation expense by $830,000 during the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Same store depreciation expense increased by $140,000 due to capital expenditures made at these properties during the past twelve months.
     General and administrative expenses. General and administrative expenses increased by $1.4 million from the three months ended June 30, 2006. This increase is a result of costs associated with the Company’s evaluation of strategic alternatives. During the second quarter, the Company incurred $1.6 million of such costs. These costs primarily relate to fees paid to the Company’s financial and legal advisors. While the Company did not incur costs associated with the evaluation of strategic alternatives in 2006, it did incur professional services fees of approximately $150,000 during the second quarter of 2006. These fees were paid to a financial advisory firm engaged by the Board of Directors. These 2006 costs did not recur during 2007.
     Property management expenses. Property management expenses consist of salaries and benefits of the Company’s regional property managers, training personnel, national maintenance directors and senior vice-president of operations, their respective travel costs and other costs directly attributable to these personnel. Such cost increased by $55,000 from the prior year primarily due to the expansion of the Company’s training program and the hiring of an additional maintenance director.
     In-place lease amortization. In-place lease intangibles arise as a result of the allocation of a portion of the total acquisition cost of an acquired property to leases in existence as of the date of acquisition. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow realized at each property during the estimated lease-up period it would take to lease these properties. This allocated cost is amortized over the average remaining term of the leases. Amortization expense from in-place lease intangibles increased as the 2006 acquisitions occurred subsequent to the second quarter of 2006.
Other Income and Expenses
Other income and expenses during the second quarter of 2007 and 2006 consisted of the following (in thousands):

	For the three	For the three
	months ended	months ended	Dollar	Percentage
	June 30, 2007	June 30, 2006	Change	Change
Interest and dividend income	$134	$398	$(264)	(66%)
Loss on redemption of securities	(22)	(53)	31	(58%)
Impairment of securities	—	(23)	23	—
Interest expense	(3,331)	(2,543)	(788)	31%

Other expense, net	$(3,219)	$(2,221)	$(998)	45%

Interest and dividend income decreased significantly from the three months ended June 30, 2006 due to reduced restricted cash balances. During the second quarter of 2006, the Company had significantly larger average balances of restricted cash. The restricted cash was generated from the sale of Belvedere Apartments ($17.6 million) and the placement of $16.9 million to serve as additional collateral for tax-exempt bonds issued to finance Coral Point Apartments and Covey at Fox Valley. Throughout the remainder of 2006, this cash was utilized by the Company to partially finance multifamily property acquisitions.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Interest expense represents interest paid and other expenses associated with the taxable and tax-exempt mortgage debt incurred to finance the Company’s investments in multifamily apartment properties. Borrowings used to finance acquisitions, and the $10.0 million borrowed in January 2007 under the Company’s Master Credit Facility and Reimbursement Agreement with Wells Fargo Bank, N.A. and Fannie Mae (the “Facility”), increased interest expense by approximately $1.1 million compared to the quarter ended June 30, 2006. Changes to the market value of the Company’s interest rate swaps resulted in a decrease in interest expense of $89,000 during the second quarter of 2007 compared to the second quarter of 2006. During the second quarter of 2006, the market value of the Company’s interest rate swaps decreased, which increased interest expense by $33,000, whereas in the current year, the market value of these swaps increased, which decreased interest expense by $56,000. Interest expense associated with notes payable and repurchase agreement borrowings also decreased compared to the second quarter of 2006. Since January 1, 2006, the Company has repaid $31.4 million of repurchase agreements and $2.4 million of notes payable, which reduced second quarter interest expense by approximately $200,000.
Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006 (in thousands):

	For the six	For the six
	months ended	months ended	Dollar	Percentage
	June 30, 2007	June 30, 2006	Change	Change
Revenues
Rental revenues	$29,133	$22,373	$6,760	30%
Other revenues	31	130	(99)	(76%)

Total Revenues	29,164	22,503	6,661	30%

Expenses
Real estate operating	12,657	9,810	2,847	29%
Depreciation	6,814	4,699	2,115	45%
General and administrative	4,192	2,488	1,704	68%
Property management	749	614	135	22%
In-place lease amortization	1,315	657	658	100%
Intangible asset impairment	—	199	(199)	—

	25,727	18,467	7,260	39%

Operating income	$3,437	$4,036	$(599)	(15%)

     Rental revenues. Rental revenues increased by $6.8 million during the six months ended June 30, 2007 from the six months ended June 30, 2006. The Greenhouse, Arbors of Dublin and the 2006 acquisitions increased rental revenues by $5.8 million. Same store rental revenues increased approximately $920,000, or 4%, in spite of a 1% decrease in same store physical occupancy. Approximately $560,000 of the $920,000 overall increase in same store revenues is due to increased rental rates. The remaining increase is due to increases in other rental revenues such as early termination fees, damage fees and non-refundable deposits.
     Other revenues. Other revenues include fees earned from the management of properties owned by unrelated third parties. These revenues decreased during the six months ended June 30, 2007, as the Company is currently managing fewer properties than in 2006.
     Real estate operating expenses. Real estate operating expenses increased by $2.8 million from the six months ended June 30, 2006. The Greenhouse, Arbors of Dublin and the 2006 acquisitions increased real estate operating expenses by $2.4 million. Same store operating expenses increased by 4%, or approximately $400,000. This increase is primarily attributable to increased taxes due to a change in the tax law in Tennessee and increased bad debt expense.
     Depreciation expense. The Greenhouse, Arbors of Dublin and the 2006 acquisitions increased depreciation expense by $1.9 million during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Same store depreciation expense increased by $250,000 due to capital expenditures made at these properties during the past twelve months.
     General and administrative expenses. General and administrative expenses increased by $1.7 million from the six months ended June 30, 2006. In the six months ended June 30, 2007, the Company incurred $2.0 million of costs associated with its evaluation of strategic alternatives. These costs primarily relate to fees paid to the Company’s financial and legal advisors. While the Company did not incur costs associated with the evaluation of strategic alternatives in 2006, it did incur professional service and consulting fees of approximately $310,000 during the six months ended June 30, 2006. These fees were paid to a consulting firm to assist the Board of Directors in the evaluation of the Company’s compensation programs and to a firm to provide financial advisory services. These 2006 costs did not recur during 2007. Other general and administrative costs remained consistent with the prior period.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
     Property management expenses. Property management expenses consist of salaries and benefits of the Company’s regional property managers, training personnel, national maintenance directors and senior vice-president of operations, their respective travel costs and other costs directly attributable to these personnel. Such cost increased by $135,000 from the prior year primarily due to the expansion of the Company’s training program and the hiring of an additional maintenance director.
     In-place lease amortization. In-place lease intangibles arise as a result of the allocation of a portion of the total acquisition cost of an acquired property to leases in existence as of the date of acquisition. The estimated valuation of in-place leases is calculated by applying a risk-adjusted discount rate to the projected cash flow realized at each property during the estimated lease-up period it would take to lease these properties. This allocated cost is amortized over the average remaining term of the leases. Amortization expense from in-place lease intangibles increased as the majority of the 2006 acquisitions occurred subsequent to the second quarter of 2006.
Other Income and Expenses
Other income and expenses during the six month period ended June 30, 2007 and 2006 consisted of the following (in thousands):

	For the six	For the six
	months ended	months ended	Dollar	Percentage
	June 30, 2007	June 30, 2006	Change	Change
Interest and dividend income	$275	$1,336	$(1,061)	(79%)
Loss on redemption of securities	(22)	(53)	31	(58%)
Impairment of securities	—	(367)	367	—
Interest expense	(6,832)	(5,161)	(1,671)	32%

Other expense, net	$(6,579)	$(4,245)	$(2,334)	55%

Interest and dividend income decreased significantly from the six months ended June 30, 2006 due to the repayment of the Offutt mezzanine loan in the first quarter of 2006 and reduced restricted cash balances. In 2006, the Company earned $326,000 of interest income related to the Offutt mezzanine loan, which was repaid in February of that year. Additionally, during the first half of 2006, the Company had significantly larger average balances of restricted cash. The restricted cash was generated from the 2005 sale of St. Andrews at Westwood ($29.4 million), the sale of Belvedere Apartments ($17.6 million) and the placement of $16.9 million to serve as additional collateral for tax-exempt bonds issued to finance Coral Point Apartments and Covey at Fox Valley. Throughout 2006, this cash was utilized by the Company to partially finance multifamily property acquisitions.
Interest income in 2006 was partially offset by the impairment and subsequent loss upon sale of the agency securities. In March 2006, the Company determined that it no longer intended to hold its agency securities for a period of time that would be sufficient to allow it to recover the unrealized losses which were recorded as a component of other comprehensive income, and on April 24, 2006, the portfolio of agency securities was sold. The 2007 second quarter loss on redemption of securities is due to the redemption of one of the Company’s preferred stock investments.
Interest expense represents interest paid and other expenses associated with the taxable and tax-exempt mortgage debt incurred to finance the Company’s investments in multifamily apartment properties. Borrowings used to finance acquisitions, and the $10.0 million borrowed in January 2007 under the Facility increased interest expense by $2.1 million compared to the six months ended June 30, 2006. Changes to the market value of the Company’s interest rate swaps to current market value resulted in an increase in interest expense of $78,000 during the six months ended June 30, 2007 compared to the same 2006 period. During the six months ended June 30, 2006, the market value of the Company’s interest rate swaps increased, which reduced interest expense by $42,000, whereas in the current year, the market value of these swaps decreased, which increased interest expense by $36,000. These increases were offset by reduced interest expense associated with its notes payable and repurchase agreement borrowings. Since January 1, 2006, the Company has repaid $31.4 million of repurchase agreements and $2.4 million of notes payable, which has resulted in reduced interest expense of approximately $520,000 from the six months ended June 30, 2006.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Discontinued Operations.
In January 2007, the Company completed the sale of Cumberland Trace. The Company has also signed purchase and sale agreements to divest Waters Edge Apartments and The Exchange at Palm Bay. Accordingly, the results of operations for the periods presented have been reclassified to discontinued operations and disclosed as a single line item on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
In addition to the aforementioned properties, the 2006 period also includes the Park at 58, Delta Crossing and the Belvedere Apartments as discontinued operations, as these properties were sold during 2006.
Rental revenues, operating expenses, and other expenses all decreased from 2006 to 2007 due to the number of properties which comprised discontinued operations for each period. During 2007, there were three properties included within discontinued operations, while in 2006 there were six properties.
Funds from Operations (“FFO”)
The following sets forth a reconciliation of the Company’s net income (loss) as determined in accordance with GAAP and its FFO for the periods set forth (in thousands, except per share amounts):

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income (loss)	$(1,767)	$17,304	$(2,858)	$17,475
Depreciation	3,377	2,414	6,705	4,610
In-place lease amortization	629	388	1,315	657
Depreciation and amortization of discontinued operations	—	143	53	402
Loss on redemption of securities	22	53	22	53
Impairment of securities	—	23	—	367
Less: Gain on sales of discontinued operations	—	(17,246)	—	(17,246)

FFO	$2,261	$3,079	$5,237	$6,318

Shares outstanding	11,046	11,036	11,046	11,036

FFO per share	$0.20	$0.28	$0.47	$0.57

Funds from Operations decreased $818,000, or 27% for the three months ended June 30, 2007. Costs associated with the Company’s evaluation of strategic alternatives reduced FFO by approximately $1.6 million. FFO was positively impacted by $400,000 from the 2006 acquisitions and by approximately $380,000 by improved same store net operating income.
FFO for the six months ended June 30, 2007 decreased by $1.1 million, or 17% from the six months ended June 30, 2006. Costs associated with the evaluation of strategic alternatives reduced FFO by $2.0 million. A decline in interest income reduced FFO by an additional $1.1 million. The 2006 acquisitions and improvements in same store net operating income positively impacted FFO by $1.3 million, and $520,000, respectively.
FFO does not include the $180,000 and $350,000 received by the Company pursuant to the revenue assurance clause negotiated in the acquisitions of Morganton Place and Village at Cliffdale during the three and six months ended June 30, 2007, as these funds are not included in the computation of net income.
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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Supplemental Operating Performance Statistics
The following tables are presented to provide additional information regarding multifamily property performance.
Physical Occupancy

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
Property Name	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Properties historically owned by the Company

Arbor Hills	90%	93%	89%	92%
Bluff Ridge Apartments	98%	98%	99%	98%
Brentwood Oaks Apartments	97%	97%	94%	97%
Coral Point Apartments	91%	96%	90%	95%
Covey at Fox Valley	95%	95%	96%	95%
Elliot’s Crossing Apartments	94%	97%	88%	95%
Fox Hollow Apartments	93%	84%	92%	85%
Greenbriar Apartments	95%	95%	95%	95%
Highland Park Apartments	97%	94%	96%	92%
Huntsview Apartments	93%	90%	95%	89%
Jackson Park Place Apartments	95%	96%	96%	94%
Lakes of Northdale Apartments	96%	99%	97%	99%
Littlestone of Village Green	98%	98%	98%	97%
Misty Springs Apartments	96%	100%	97%	100%
Monticello Apartments	92%	87%	93%	86%
Oakhurst Apartments	98%	99%	98%	99%
Oakwell Farms Apartments	98%	95%	97%	94%
Shelby Heights	98%	100%	96%	100%
The Hunt Apartments	95%	99%	93%	98%
The Park at Countryside	93%	99%	93%	99%
The Ponds at Georgetown	83%	93%	88%	88%
The Reserve at Wescott Plantation	95%	97%	94%	93%
Tregaron Oaks Apartments	92%	97%	91%	98%
Waterman’s Crossing	98%	99%	97%	98%

	95%	96%	94%	95%

Fiscal 2006 Acquisitions (1)
Cornerstone Apartments	91%	—	90%	—
Morganton Place	89%	—	85%	—
Village at Cliffdale	83%	—	83%	—
Woodberry Apartments	96%	—	97%	—
Jackson Park Place Apartments -	96%	—	95%	—
Phase II Arbors of Dublin	91%	91%	91%	91%
The Greenhouse	98%	99%	98%	99%

Properties held for sale
Delta Crossing	—	91%	—	92%
Waters Edge Apartments	96%	93%	95%	91%

	93%	95%	93%	95%

(1)	Arbors of Dublin and The Greenhouse were acquired by the Company during the first quarter of 2006, while the remaining properties were acquired in the third and fourth quarters of 2006.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

Rental Revenues (1)	For the three	For the three
Full Year Same Store Properties	months ended	months ended
Property Name	June 30, 2007	June 30, 2006	Change	% Change
Arbor Hills	$983,259	$927,795	$55,464	6%
Bluff Ridge Apartments	229,825	222,457	7,368	3%
Brentwood Oaks Apartments	583,109	543,331	39,778	7%
Coral Point Apartments	642,826	592,880	49,946	8%
Covey at Fox Valley	597,549	551,848	45,701	8%
Elliot’s Crossing Apartments	460,766	482,081	(21,315)	(4%)
Fox Hollow Apartments	323,017	277,412	45,605	16%
Greenbriar Apartments	183,719	181,094	2,625	1%
Highland Park Apartments	423,117	411,530	11,587	3%
Huntsview Apartments	424,964	389,614	35,350	9%
Jackson Park Place Apartments	693,755	654,624	39,131	6%
Lakes of Northdale Apartments	510,274	504,453	5,821	1%
Littlestone of Village Green	409,318	373,443	35,875	10%
Misty Springs Apartments	280,305	268,959	11,346	4%
Monticello Apartments	262,692	252,785	9,907	4%
Oakhurst Apartments	454,139	438,912	15,227	3%
Oakwell Farms Apartments	793,959	717,567	76,392	11%
Shelby Heights	184,955	179,735	5,220	3%
The Hunt Apartments	326,511	339,837	(13,326)	(4%)
The Park at Countryside	249,652	252,175	(2,523)	(1%)
The Ponds at Georgetown	331,640	361,302	(29,662)	(8%)
The Reserve at Wescott Plantation	476,083	465,074	11,009	2%
Tregaron Oaks Apartments	589,264	631,130	(41,866)	(7%)
Waterman’s Crossing	726,867	684,065	42,802	6%

Total	$11,141,565	$10,704,103	$437,462	$4%

(1)	Amounts disclosed are prior to the impact of deferring one-time concessions over the life of the respective leases.
The significant variances in rental revenues at the Fox Hollow Apartments, The Ponds at Georgetown and Tregaron Oaks Apartments are attributable to changes in physical occupancy. The increases at Littlestone of Village Green and Oakwell Farms Apartments are primarily attributable to increased rental rates.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

Rental Revenues (1)	For the six	For the six
Full Year Same Store Properties	months ended	months ended
Property Name	June 30, 2007	June 30, 2006	Change	% Change
Arbor Hills	$1,943,468	$1,835,186	$108,282	6%
Bluff Ridge Apartments	458,527	438,927	19,600	4%
Brentwood Oaks Apartments	1,117,746	1,090,395	27,351	3%
Coral Point Apartments	1,256,380	1,173,817	82,563	7%
Covey at Fox Valley	1,167,416	1,082,359	85,057	8%
Elliot’s Crossing Apartments	899,449	945,326	(45,877)	(5%)
Fox Hollow Apartments	625,656	560,221	65,435	12%
Greenbriar Apartments	367,101	357,780	9,321	3%
Highland Park Apartments	825,382	802,621	22,761	3%
Huntsview Apartments	856,567	781,388	75,179	10%
Jackson Park Place Apartments	1,365,382	1,282,907	82,475	6%
Lakes of Northdale Apartments	1,030,406	1,000,410	29,996	3%
Littlestone of Village Green	807,399	739,382	68,017	9%
Misty Springs Apartments	561,233	532,424	28,809	5%
Monticello Apartments	529,457	506,295	23,162	5%
Oakhurst Apartments	908,235	878,975	29,260	3%
Oakwell Farms Apartments	1,562,191	1,410,810	151,381	11%
Shelby Heights	368,874	357,105	11,769	3%
The Hunt Apartments	636,104	668,399	(32,295)	(5%)
The Park at Countryside	504,054	501,487	2,567	1%
The Ponds at Georgetown	710,955	698,173	12,782	2%
The Reserve at Wescott Plantation	934,911	901,224	33,687	4%
Tregaron Oaks Apartments	1,155,919	1,284,488	(128,569)	(10%)
Waterman’s Crossing	1,412,359	1,354,001	58,358	4%

Total	$22,005,171	$21,184,100	$821,071	4%

(1)	Amounts disclosed are prior to the impact of deferring one-time concessions over the life of the respective leases.
The significant variances in rental revenues at the Fox Hollow Apartments, Huntsview Apartments and Tregaron Oaks Apartments are attributable to changes in physical occupancy. The increases at Littlestone of Village Green and Oakwell Farms Apartments are primarily attributable to increased rental rates.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

Net Operating Income (1)	For the three	For the three
Full Year Same Store Properties	months ended	months ended
Property Name	June 30, 2007	June 30, 2006	Change	% Change
Arbor Hills	$507,320	$419,097	$88,223	21%
Bluff Ridge Apartments	134,214	129,874	4,340	3%
Brentwood Oaks Apartments	347,821	322,957	24,864	8%
Coral Point Apartments	375,955	331,895	44,060	13%
Covey at Fox Valley	368,203	291,798	76,405	26%
Elliot’s Crossing Apartments	258,025	276,528	(18,503)	(7%)
Fox Hollow Apartments	170,320	139,171	31,149	22%
Greenbriar Apartments	93,972	85,289	8,683	10%
Highland Park Apartments	206,327	225,420	(19,093)	(8%)
Huntsview Apartments	234,254	189,731	44,523	23%
Jackson Park Place Apartments	411,422	382,760	28,662	7%
Lakes of Northdale Apartments	307,239	312,395	(5,156)	(2%)
Littlestone of Village Green	230,996	203,274	27,722	14%
Misty Springs Apartments	161,770	156,066	5,704	4%
Monticello Apartments	136,662	106,772	29,890	28%
Oakhurst Apartments	295,355	270,369	24,986	9%
Oakwell Farms Apartments	435,097	371,669	63,428	17%
Shelby Heights	106,836	76,649	30,187	39%
The Hunt Apartments	206,041	215,145	(9,104)	(4%)
The Park at Countryside	133,251	143,867	(10,616)	(7%)
The Ponds at Georgetown	138,879	161,518	(22,639)	(14%)
The Reserve at Wescott Plantation	249,303	250,479	(1,176)	(0%)
Tregaron Oaks Apartments	304,011	370,722	(66,711)	(18%)
Waterman’s Crossing	480,454	468,490	11,964	3%

Total	$6,293,727	$5,901,935	$391,792	7%

(1)	Amounts disclosed are prior to the impact of deferring one-time concessions over the life of the respective leases and costs associated with the accrual of vacation benefits and earned but unpaid salaries. Such amounts are not allocated to specific properties.
Net operating income increased at Arbor Hills due to a non-recurring 2006 insurance claim and an increase in other rental revenue. Covey at Fox Valley benefited from increased rental rates and lower real estate taxes, from a successful valuation reduction. Huntsview Apartments, Fox Hollow Apartments, Oakwell Apartments and Monticello Apartments all benefited from increased occupancy and rental rates. Additionally, Monticello Apartments was also able to benefit from reduced variable expenses. Shelby Heights’ net operating income increased due to non-recurring 2006 exterior repair projects. Net operating income decreased at The Ponds at Georgetown and Tregaron Oaks Apartments due to reduced occupancy, and in Tregaron’s case, increased repair and maintenance expenses.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES

Net Operating Income (1)	For the six	For the six
Full Year Same Store Properties	months ended	months ended
Property Name	June 30, 2007	June 30, 2006	Change	% Change
Arbor Hills	$1,016,969	$902,131	$114,838	13%
Bluff Ridge Apartments	264,343	252,098	12,245	5%
Brentwood Oaks Apartments	644,676	641,322	3,354	1%
Coral Point Apartments	709,422	639,036	70,386	11%
Covey at Fox Valley	730,058	555,375	174,683	31%
Elliot’s Crossing Apartments	489,434	552,565	(63,131)	(11%)
Fox Hollow Apartments	311,824	283,920	27,904	10%
Greenbriar Apartments	168,773	172,144	(3,371)	(2%)
Highland Park Apartments	391,644	432,141	(40,497)	(9%)
Huntsview Apartments	467,474	406,844	60,630	15%
Jackson Park Place Apartments	813,748	752,444	61,304	8%
Lakes of Northdale Apartments	617,579	628,928	(11,349)	(2%)
Littlestone of Village Green	468,106	407,567	60,539	15%
Misty Springs Apartments	316,710	296,714	19,996	7%
Monticello Apartments	247,015	226,788	20,227	9%
Oakhurst Apartments	599,362	547,991	51,371	9%
Oakwell Farms Apartments	854,652	708,048	146,604	21%
Shelby Heights	201,112	176,577	24,535	14%
The Hunt Apartments	379,150	433,991	(54,841)	(13%)
The Park at Countryside	248,463	270,110	(21,647)	(8%)
The Ponds at Georgetown	343,312	308,283	35,029	11%
The Reserve at Wescott Plantation	485,505	506,649	(21,144)	(4%)
Tregaron Oaks Apartments	603,021	766,603	(163,582)	(21%)
Waterman’s Crossing	918,962	935,697	(16,735)	(2%)

Total	$12,291,314	$11,803,966	$487,348	4%

(1)	Amounts disclosed are prior to the impact of deferring one-time concessions over the life of the respective leases and costs associated with the accrual of vacation benefits and earned but unpaid salaries. Such amounts are not allocated to specific properties.
Arbor Hills’ net operating income increased due to a non-recurring 2006 insurance claim and an increase in other rental revenue. Covey at Fox Valley’s net operating income improved due to increased revenue due to improved rental rates and lower expenses due to reduced real estate taxes, from a successful valuation reduction, and the non-recurrence of an insurance claim in 2006. Net operating income at Littlestone of Village Green, Huntsview Apartments and Oakwell Farms Apartments increased primarily due to increased physical occupancy and rental rates. Shelby Heights’ net operating income increased due to non-recurring 2006 exterior repair projects and slightly increased revenues. Net operating income decreased at The Hunt Apartments and Tregaron Oaks Apartments due to decreased occupancy, and in Tregaron’s case increased repair and maintenance expenses.
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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
To finance the acquisition of additional real estate assets, the Company may raise funds through the issuance of additional equity capital or though the use of long-term taxable or tax exempt mortgage loans secured by the acquired properties. In the third quarter of 2006, the Company entered into a Master Credit Facility and Reimbursement Agreement with Wells Fargo Bank, N.A. and Fannie Mae (the “Facility”). The Facility provides the Company the ability to borrow at either fixed or variable interest rates and also enables the Company to utilize Fannie Mae credit enhancement on tax exempt bond financings on its existing portfolio or for future property acquisitions. Upon closing of the Facility, the Company borrowed $37.6 million to finance the acquisition of Morganton Place, Village at Cliffdale, and Woodberry Apartments. In addition to these three properties, the Facility is also secured by first mortgages on The Greenhouse, Arbors of Dublin, Brentwood Oaks, Covey at Fox Valley, and Cornerstone Apartments. As of June 30, 2007, the Company had $73.1 million and $23.7 million in fixed and Fannie Mae credit enhanced variable rate borrowings, respectively, under the Facility. The Facility also provides the Company the ability, until September 28, 2007, to borrow an additional $11.6 million at a fixed interest rate of 5.68%. The Facility may also be expanded with the consent of the lenders.
The multifamily apartment properties which the Company currently owns are financed under 21 financings, including the Facility, with an aggregate principal balance of $250.2 million as of June 30, 2007. These financings consist of twelve tax-exempt bonds with an aggregate principal balance outstanding of approximately $111.6 million and nine taxable mortgage notes payable with a combined principal balance of approximately $138.6 million. After considering the impact of the Company’s interest rate swaps, approximately 82% of these mortgage obligations bear interest at a fixed rate with a weighted average interest rate of 5.15% per annum for the six months ended June 30, 2007. The remaining 18% of these mortgage obligations bear interest at variable rates that had a weighted average interest rate of 3.96% per annum, including the effect of interest rate swaps, for the six months ended June 30, 2007. Maturity dates on these mortgage obligations range from December 2007 to November 2044.
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
The Company also has borrowings in the form of repurchase agreements. As of June 30, 2007, the Company has one repurchase agreement with a balance of $4.8 million. The Company’s use of repurchase agreements has decreased as these financings were primarily utilized to finance investments in agency securities and mezzanine-level financings. As of June 30, 2007, the Company has no such investments.
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

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
As of June 30, 2007, notional amounts and terms are as follows (dollars in thousands):

	Interest Rate Swaps and Caps
		Notional		Receive/		Pay
	Maturity	Amount		Cap Rate		Rate
Fixed to Variable	September 20, 2007	$5,300	(4)	7.13%		4.42	%(3)
Fixed to Variable	December 6, 2007	$4,921	(1) (4)	7.75%		4.42	%(3)
Fixed to Variable	January 22, 2009	$8,300	(4)	5.38%		4.42	%(3)
Fixed to Variable	July 13, 2009	$6,930	(4)	7.25%		4.42	%(3)
Fixed to Variable	July 13, 2009	$3,980	(4)	7.50%		4.42	%(3)
Variable to Fixed	February 3, 2009	$8,100		3.77	%(2)	2.82%
Variable to Fixed	June 25, 2009	$10,910		3.77	%(2)	3.30%
Interest Rate Cap	December 22, 2009	$13,400		4.50%		N/A
Interest Rate Cap	December 22, 2009	$12,750		4.50%		N/A
Interest Rate Cap	September 15, 2011	$11,320		6.22%		N/A

(1)	Notional amount is tied to The Exchange at Palm Bay bond payable and adjusts downward as principal payments are made on the bond payable.

(2)	Weighted average Bond Market Association rate for the quarter ended June 30, 2007.

(3)	Weighted average Bond Market Association rate for the quarter ended June 30, 2007 plus 0.65%.

(4)	These are total return swaps.
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
Additionally, the Company has two interest rate swaps which qualified, and have been designated as cash flow hedges of changes in variable interest rates. The notional amounts and terms are as follows (dollars in thousands):

		Notional	Receive		Pay
	Maturity	Amount	Rate		Rate
Variable to Fixed	January 15, 2012	$11,320	3.77	%(1)	3.44%
Variable to Fixed	December 15, 2016	$12,410	3.77	%(1)	3.69%

(1)	Weighted average Bond Market Association rate for the quarter ended June 30, 2007.
Cash Flows from Operating, Investing and Financing Activities
Cash provided by operating activities for the six months ended June 30, 2007 increased slightly compared to the same period a year earlier, as the decline in cash generated from operations was offset by increased accounts payable and accrued expenses.
For the six months ended June 30, 2007, investing activities provided $6.7 million of cash. This cash was generated principally from the January 2007 sale of Cumberland Trace for $10.7 million. The Company has utilized approximately $3.8 million of cash on capital improvements, including $720,000 on the development of the second phase of the Reserve at Wescott Plantation. When completed, phase two will have 96 units and is expected to cost $8.4 million. This project will be financed by a variable rate construction loan with a loan to value percentage not to exceed 75%. As of June 30, 2007, the Company had not drawn upon the loan.

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
For the six months ended June 30, 2007, the Company used $15.9 million of cash in financing activities. In 2007, the Company has repaid $9.4 million of bonds and mortgage notes payable, $2.4 million of notes payable and $8.0 million of repurchase agreements payable. Additionally, the Company has paid $5.9 million in dividends. To finance the repayment of the notes payable and repurchase agreements payable, the Company borrowed an additional $10.0 million under the Facility.
Contractual Obligations
The Company had the following contractual obligations as of June 30, 2007 (in thousands):

	Payments due by period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Bonds and mortgage notes payable	$250,217	$6,539	$13,554	$27,533	$202,591
Borrowings under repurchase agreements	$4,800	$4,800	$—	$—	$—
The Company is also contractually obligated to pay interest on its long-term debt obligations. This interest is not included in the table above. The weighted average interest rate of the long-term debt obligations outstanding as of June 30, 2007 was approximately 5.15% for fixed-rate debt and 3.96% for variable-rate debt.
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
Item 1a. Risk Factors.
On June 22, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sentinel Omaha LLC (the “Acquirer”) and Sentinel White Plains LLC, a wholly-owned subsidiary of the Acquirer (the “Acquisition Sub”), under which the Company will merge with and into the Acquisition Sub with the Acquisition Sub continuing as the surviving entity and as a wholly-owned subsidiary of the Acquirer (the “Merger”).
Set forth below are risk factors relating to the Merger and supplements the risk factors disclosed in Item 1A of Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
The Merger Agreement generally requires the Company to pay its own fees and expenses in connection with the Merger and the Company anticipates that such fees and expenses will be approximately $11.9 million if the Merger is completed. The Company cannot assure you that the costs incurred by us in connection with the Merger will not be higher than expected. In addition, the Company will be required to reimburse the Acquirer for its reasonable expenses and fees not to exceed $1 million if (A) the Merger Agreement is terminated by either party due to the failure of the Company’s stockholders to approve the Merger and if prior to such termination an acquisition proposal by a third party has been publicly disclosed or announced and not subsequently withdrawn, or (B) the Merger Agreement is terminated by the Acquirer due to the Company’s breach of the Merger Agreement other than a breach of its covenants relating to acquisition proposals from other parties. In addition, the Company and the Acquirer may terminate the Merger Agreement in certain circumstances which may obligate the Company to pay the Acquirer a termination fee of $8.43 million.
In addition, failure to complete the Merger could negatively impact the price of the Company’s common stock and future business and operations. The Merger is subject to customary conditions to closing, including the receipt of required approval from the Company’s stockholders. If any condition to the Merger is not satisfied or, if permissible, waived, the Merger will not be completed. In addition, the Company and the Acquirer may terminate the Merger Agreement in certain circumstances. If the Company and the Acquirer do not complete the Merger, the market price of the Company common stock may fluctuate to the extent that the current market price of the Company common stock reflects a market assumption that the Merger will be completed.
The Company has also diverted significant management resources in an effort to complete the Merger and is subject to restrictions contained in the Merger Agreement on the conduct of its business. If the Merger is not completed for any reason, the Company will have incurred costs including the diversion of management resources, for which the Company will have received little or no benefit.
Item 4. Submission of Matters to a Vote of Security Holders.
The Company held its annual shareholders’ meeting on May 23, 2007 for the following purposes:
(1) To elect three Class II directors.
(2) To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.
A total of 11,045,558 shares of common stock were entitled to vote at the meeting and a total of 9,943,911 shares (90.0%) were represented at the meeting, in person or by proxy. The following sets forth the results of the voting at the annual meeting:
Election of Directors

John H. Cassidy	For— 9,612,343	Withheld— 331,568

George H. Krauss	For— 9,614,168	Withheld— 329,743

Steven W. Seline	For— 9,614,172	Withheld— 329,739

AMERICA FIRST APARTMENT INVESTORS, INC. AND SUBSIDIARIES
Ratification of the appointment of Deloitte & Touche LLP

For— 9,878,151	Against— 21,613	Withheld— 44,147
Further information regarding these matters is contained in the Company’s Proxy Statement, dated April 12, 2007.
Item 6. Exhibits.
The following exhibits are filed as required by Item 6 of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:
2.1 Agreement and Plan of Merger, dated June 22, 2007, between the Company, Sentinel Omaha LLC and Sentinel White Plains LLC (incorporated by reference to the Current Report on Form 8-K filed June 25, 2007).
2.2 Agreement and Plan of Merger among the Company and America First Apartment Advisory Corporation and The Burlington Capital Group dated December 30, 2005 (incorporated herein by reference to the Current Report on Form 8-K filed January 5, 2006).
2.3 Agreement and Plan of Merger, dated November 25, 2003, between the Company and America First Real Estate Investment Partners, L.P. and Amendment to Agreement and Plan of Merger, dated February 10, 2004 (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-111036) filed by the Company on February 25, 2004).
2.4 Agreement and Plan of Merger, dated June 18, 2002, between the Company and America First Apartment Investors, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-90690) filed by the Company on June 18, 2002).
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

AMERICA FIRST APARTMENT INVESTORS, INC.

Date: August 8, 2007	/s/ John H. Cassidy
John H. Cassidy
President and Chief Executive Officer